Form 10QSB
period 1995-10-01
CIATTIS INC /DE/
filed 1995-11-13
CIK 802517

8

                                                                7




             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB
(Mark One)

_X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995.
__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __TO ___.

                 Commission file number 0-16348

                               Ciatti's, Inc.
(Exact name of small business issuer as specified in its charter)

      Minnesota                                   41-1564262
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

5555 West 78th Street Edina, Minnesota                 55439
(Address of principal executive offices)              Zip Code

                             (612) 941-0108
                        (Issuers telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___   No______

The Company had 732,835 shares of Common Stock, $.01 par value per share, outstanding as of October 31, 1995.






















                         CIATTI'S, INC.

                              INDEX





PART I.   FINANCIAL INFORMATION                       Page Number

  Item 1.  Financial Statements

           Balance Sheets as of July 2, 1995                  3,4
           October 1, 1995.

           Statements of Operations for                       5
           the three months ended October 1, 1995
           and October 2, 1994.

           Statements of Cash Flows for the                   6,7
           three months ended October 1, 1995 and
           October 2, 1994.

           Notes to Financial Statements                      8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     9,10


Part II. OTHER INFORMATION                                    11


























                 PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                  CIATTI'S, INC. AND SUBSIDIARY

                         Balance Sheets

                October 1, 1995 and July 2, 1995


                                       October 1,         July 2,
     Assets                              1995             1995
                                       ---------       ---------
                                      (unaudited)     (unaudited)
Current assets:
  Cash and cash equivalents         $  1,851,283     $ 2,096,521
  Short-term investments                  97,232          97,232
  Receivables                             44,021          36,750
  Income tax receivable                   63,958         121,157
  Inventories                            175,691         188,668
  Prepaid expenses and
    other current assets                 139,105         137,951
  Current installment of
    note receivable                       46,740          35,108
                                       ---------       ---------
          Total current assets         2,418,030       2,713,387


Property and equipment:
  Buildings                              610,829         610,829
  Equipment                            5,480,766       5,378,194
  Leasehold improvements               2,656,590       2,634,629
  Automobiles                             15,058          30,074
                                       ---------       ---------
                                       8,763,243       8,653,726
  Less accumulated depreciation and
    amortization                      (5,053,155)     (4,856,719)
                                       ---------       ---------
                                       3,710,088       3,797,007

Other Assets:
  Investment in preferred stock        1,050,000       1,050,000
  Note receivable less
    current portion                      111,707         123,339
                                       ---------       ---------
                                       1,161,707       1,173,339
                                       ---------       ---------


                                    $  7,289,825     $ 7,683,733
                                       =========       =========


See accompanying notes to financial statements.
                                                      (continued)







                  CIATTI'S, INC. AND SUBSIDIARY

                    Balance Sheets, continued

                October 1, 1995 and July 2, 1995

                                          October 1,     July 2,
Liabilities and Stockholders' Equity        1995           1995
                                         ---------     ---------
                                        (unaudited)   (unaudited)
Current liabilities:
  Current installments of long
    term debt                             $142,984      $ 141,188
  Current installment of preferred
    stock subscription payable             150,000        150,000
  Accounts payable                         725,831        686,131
  Salaries and wages payable               233,884        299,768
  Other accrued liabilities                547,182        691,937
                                         ---------      ---------
      Total current liabilities          1,799,881      1,969,024

  Note payable bank, less current
    installments                           284,896        319,224
  Obligations under capital lease,
    less current installment               402,250        409,955
  Preferred stock subscription payable
    less current installment               450,000        450,000
                                         ---------      ---------
      Total liabilities                  2,937,027      3,148,203

Stockholders' equity:
  Preferred stock, $.01 par value.
    Authorized 10,000,000 shares; none
    issued or outstanding                     -              -
  Common stock, $.01 par value. Authorized
    10,000,000 shares; issued and
    outstanding 732,486 shares at
    October 1, 1995 and
    732,486 at July 2, 1995                  7,325          7,325
  Additional paid-in capital             4,332,921      4,332,921
  Retained earnings                         12,552        195,284
                                         ---------      ---------
      Total stockholders' equity         4,352,798      4,535,530
                                         ---------      ---------

                                     $   7,289,825    $ 7,683,733
                                         =========      =========


See accompanying notes to financial statements.




                  CIATTI'S, INC. AND SUBSIDIARY

                    Statements of Operations

                                          Three months ended
                                      October 1,      October 2,
                                         1995            1994
                                       ---------       ---------
                                      (unaudited)     (unaudited)

Sales                               $  4,205,421       5,060,091
Cost of food and beverage              1,214,399       1,525,583
                                       ---------       ---------
     Gross profit                      2,991,022       3,534,508

Restaurant operating expenses
  Labor and benefits                   1,457,479       1,660,878
  Direct and occupancy                 1,472,261       1,584,486
                                       ---------       ---------
                                       2,929,740       3,245,364
                                       ---------       ---------
     Earnings from restaurant
       operations                         61,282         289,144

General and administrative expenses      275,608         274,366
                                       ---------       ---------
     Earnings (loss) from operations    (214,326)         14,778

Other income (expense)
  Interest expense                       (22,268)        (18,448)
  Interest income                         24,078          21,242
  Other, net                               4,784           8,492
                                       ---------       ---------
     Total other income (expense)          6,594          11,286
                                       ---------       ---------
     Earnings (loss) before income
       taxes and extraordinary item     (207,732)         26,064

Income taxes                                -              7,000
                                        --------        --------
      Earnings (loss) before
        extraordinary item              (207,732)         19,064

Extraordinary item:
     Tax benefit of net operating
       loss carrybacks                    25,000            -
                                        --------        --------
     Net earnings (loss)             $  (182,732)         19,064
                                        ========        ========

Net earnings (loss) per share:             (.25)            .02
                                        ========        ========
 Weighted average number of common
 and common equivalent share             732,486         757,335
                                        ========        ========

See accompanying notes to financial statements.





                  CIATTI'S INC. AND SUBSIDIARY

                    Statements of Cash Flows

     Three months ended October 1, 1995 and October 2, 1994

                                         Three months ended
                                      October 1,      October 2,
                                        1995            1994
                                      ---------        ---------
                                     (unaudited)      (unaudited)
OPERATING ACTIVITIES:
  Net earnings (loss)                 $(182,732)          19,064

Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operating activities:
    Depreciation and amortization       211,453          266,616
    Changes in operating assets and
      liabilities:
       Accounts receivable               (7,272)         (13,645)
       Income tax receivable             57,199             -
       Inventories                       12,977           14,520
       Prepaid expenses and other
         current assets                  (1,154)           3,694
       Accounts payable                  39,700         (279,557)
       Salaries and wages payable       (65,884)         (96,800)
       Other accrued liabilities       (144,755)         (14,291)
                                       --------         --------
         Net cash used by operating
           activities                   (80,468)        (100,399)

INVESTING ACTIVITIES:
  Payments for purchases of property
    and equipment                      (124,533)          (4,949)
                                       --------          -------
         Net cash used in investing
         activities                   $(124,533)          (4,949)





See accompanying notes to financial statements.




                                                      (continued)








                  CIATTI'S, INC. AND SUBSIDIARY

                    Statements of Cash Flows

     Three months ended October 1, 1995 and October 2, 1994


                                          Three months ended
                                     October 1,        October 2,
                                       1995              1994
                                    ---------          ---------
                                   (unaudited)        (unaudited)
FINANCING ACTIVITIES:
  Decrease in long term debt        $  (40,237)        (31,143)
  Net proceeds from the exercise
  of common stock options                 -                264
                                     ---------       ---------
     Net cash used in
       financing activities            (40,237)        (30,879)

Net increase (decrease) in
  cash and cash equivalents           (245,238)       (136,227)
Cash and cash equivalents
  at beginning of year               2,096,521       2,356,527
                                     ---------       ---------
Cash and cash equivalents at
  end of period                     $1,851,283       2,220,300
                                     =========       =========


Supplemental disclosure of cash flow
  information:

  Cash paid during the year for:
    Interest                        $   22,268          18,448
    Income taxes                          -              7,000












See accompanying notes to financial statements.









                  CIATTI'S INC. AND SUBSIDIARY

                  Notes to Financial Statements

                           (UNAUDITED)


(1)  Financial Statements

  The balance sheet as of October 1, 1995, the statements of operations for the three months ended October 1, 1995 and October 2, 1994, and the statements of cash flows for the three months ended October 1, 1995 and October 2, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at October 1,
1995, and   results of operations and cash flows activity for the
periods ended October 1, 1995 and October 2, 1994 have been made. The balance sheet at July 2, 1995 has been taken from the Company's audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of the full fiscal year.


(2)  Net Earnings (Loss) Per Share

  Net earnings (loss) per common and common equivalent share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares included in the computation represent shares issuable upon the exercise of stock options.



Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Sales. Sales of $4,205,421 for the first quarter of fiscal 1996 represent a decrease of $854,670 from the $5,060,091 for the first quarter in fiscal 1995. The sales decrease is mainly due to two factors. First, the Minneapolis, Minnesota location was closed for the entire quarter. Second, sales decreased at most of the Company's restaurants due to increased competition. For fiscal 1996, the Company is conducting an advertising campaign which will use television, direct mail and billboards. The advertising plan did not go into effect until late in the first quarter and therefore the expected benefits of the expenditures have yet to be realized. The Company expects the advertising campaign to slow the sales decreases but the continued competitiveness of the industry will make sales increases hard to accomplish.

Cost of Food and Beverage. Cost of food and beverage as a percentage of sales decreased to 28.9% in the first quarter of fiscal 1996 compared to 30.1% in the same quarter in fiscal 1995.
The decrease is mainly due to the Company's efforts to negotiate better purchase agreements with vendors.

Restaurant Operating Expenses. Labor and benefits expense as a percentage of sales increased to 34.7% in the first quarter of fiscal 1996 compared to 32.8% in the same quarter in fiscal 1995.
The increase as a percentage of sales is mainly due to the decreased sales at the restaurants.

Direct and occupancy expense as a percentage of sales increased to 35.0% in the first quarter of fiscal 1996 compared to 31.3% in the same quarter in fiscal 1995. The increase as a percentage of sales is due to the decreased sales at the restaurants and an increase in advertising and promotional expense. The cost of the fiscal 1996 advertising campaign has raised advertising and promotional expense to 3.8% of sales for the first quarter compared to 2.4% of sales in the same quarter for fiscal 1995. The Company expects the promotional and advertising expense to remain near four percent for the remainder of fiscal 1996.

Corporate and Operations Overhead. General and administrative expenses increased to 6.6% of sales for the first quarter of fiscal 1996 compared to 5.4% for the first quarter of fiscal 1995. The increase as a percentage of sales is mainly due to the decrease in sales at the restaurants. The Company expects general and administrative expenses to be approximately 6.5% for the rest of fiscal 1996.

Other Income and Expense. The Company had more long term debt outstanding during the first quarter of fiscal 1996 which increased the amount of interest expense to $22,268 from $18,448 in fiscal 1995. The increase in interest income is due to the increase in the amount of funds available for investment and slightly higher interest rates.





FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At October 1, 1995 the Company had cash and cash equivalents of $1,851,283 which is a $245,238 decrease from the cash and cash equivalents at July 2, 1995. Major influences on cash and cash equivalents during the first quarter of fiscal 1996 include:
$80,468 used in operations, $124,533 spent on equipment and leasehold improvements for the first Bruegger's Bagel Bakery (R) and $40,237 spent on long term debt principal payments.

The Company has two notes which are payable over the next five years with a Minneapolis bank. The proceeds from the borrowings were used to buy fixtures for new restaurants. As of October 1, 1995 the Company has an outstanding balance on the notes of $403,359. The interest rate on the credit agreements range from 1% above the bank's prime rate to 11 1/2% fixed. The Company has a commitment from a Minneapolis bank to provide $750,000 in financing for four Bruegger's Bagel Bakery (R) restaurants. The commitment is contingent on the financial strength of the Company and can be terminated in the event of an adverse change in the financial performance of the Company. The Company anticipates borrowing against the financing commitment during the second and third quarter of fiscal 1996.

The Company currently plans to open four Bruegger's Bagel Bakery (R) restaurants during fiscal 1996. As of November 1, 1995 the Company has one Bruegger's Bagel Bakery (R) open and two under construction. The Company believes that its current working capital, together with the funds generated from operations, will be sufficient to satisfy its liquidity and short-term capital resource needs for the next twelve months. The construction of additional Breugger's Bagel Bakery (R) restaurants may require the Company to obtain additional debt or equity financing.



























                   PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

          none

        (b) Reports on Form 8-K.

          none



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIATTI'S, INC.
                                (Registrant)


Dated November 4, 1995          Christopher L. Collier
                                Vice President and Chief
                                Financial Officer