Form 10-Q/A
period 1995-10-01
CIATTIS INC /DE/
filed 1996-01-03
CIK 802517

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-1996
[PERIOD-END]                               OCT-01-1996
[CASH]                                       1,851,283
[SECURITIES]                                    97,232
[RECEIVABLES]                                   44,021
[ALLOWANCES]                                         0
[INVENTORY]                                    175,691
[CURRENT-ASSETS]                             2,418,030
[PP&E]                                       8,763,243
[DEPRECIATION]                               5,053,155
[TOTAL-ASSETS]                               7,289,825
[CURRENT-LIABILITIES]                        1,799,881
[BONDS]                                      1,137,146
[COMMON]                                         7,325
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   4,345,473
[TOTAL-LIABILITY-AND-EQUITY]                 7,289,825
[SALES]                                      4,205,421
[TOTAL-REVENUES]                             4,205,421
[CGS]                                        1,214,399
[TOTAL-COSTS]                                3,205,348
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              22,268
[INCOME-PRETAX]                              (207,732)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (207,732)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                               (25,000)
[CHANGES]                                            0
[NET-INCOME]                                 (182,732)
[EPS-PRIMARY]                                    (.25)
[EPS-DILUTED]                                    (.25)


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Ciatti's Inc.
                                   (Registrant)

Dated January 2, 1996              Christopher L. Collier
                                   Vice President and Chief
                                   Financial Officer