Form 10QSB
period 1995-12-31
CIATTIS INC /DE/
filed 1996-02-12
CIK 802517

6

                                                                7



             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB


(Mark One)

_X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995.
__  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

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

                                        (612) 941-0108
                   (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X___   No______

The Company had 732,685 shares of Common Stock, $.01 par value per share, outstanding as of January 31, 1996.























                  CIATTI'S, INC. AND SUBSIDIARY

                              INDEX

PART I.   FINANCIAL INFORMATION                            Page
Number

  Item 1.  Financial Statements

           Balance Sheets as of                               3,4
           December 31, 1995 and July 2, 1995.

           Statements of Earnings for
5
           the three months and six months ended
           December 31, 1995 and January 1, 1995.

           Statements of Cash Flows for the                   6,7
           six months ended December 31, 1995 and
           January 1, 1995.

           Notes to Financial Statements
8,9

  Item 2.  Management's Discussion and Analysis or
           Plan of Operation                                  10-
12


Part II. OTHER INFORMATION                                    13-
14






                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       CIATTI'S, INC. AND SUBSIDIARY

                        Consolidated Balance Sheets

                    December 31, 1995 and July 2, 1995


                                      December 31,       July 2,
     ASSETS                              1995             1995
                                       ---------       ---------
                                    (unaudited)     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents         $  1,521,365     $ 2,096,521
  Short-term investments                    -             97,232
  Receivables                             47,267          36,750
  Income tax receivable                   78,478         121,157
  Inventories                            171,768         188,668
  Prepaid expenses and
    other current assets                 163,319         137,951
  Current installment of
    note receivable                       22,824          35,108
                                       ---------       ---------
          Total current assets         2,005,021       2,713,387


PROPERTY AND EQUIPMENT:
  Buildings                              610,829         610,829
  Equipment                            5,840,336       5,378,194
  Leasehold improvements               3,090,479       2,634,629
  Automobiles                             18,021          30,074
                                       ---------       ---------
                                       9,559,665       8,653,726
  Less accumulated depreciation and
    amortization                      (5,280,517)     (4,856,719)
                                       ---------       ---------
                                       4,279,148       3,797,007

OTHER ASSETS:
  Investment in preferred stock        1,050,000       1,050,000
  Note receivable                        133,807         123,339
                                       ---------       ---------
                                       1,183,087       1,173,339
                                       ---------       ---------


                                    $  7,467,976     $ 7,683,733
                                       =========       =========



See accompanying notes to financial statements.
                                                      (continued)





                       CIATTI'S, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets, continued

                    December 31, 1995 and July 2, 1995



                                         December 31,    July 2,
LIABILITIES AND SHAREHOLDERS' EQUITY        1995           1995
                                         ---------     ---------
                                        (unaudited)   (unaudited)
Current liabilities:
  Current installments of long
    term debt                             $144,952      $ 141,188
  Current installment of preferred
    stock subscription payable             150,000        150,000
  Accounts payable                       1,027,574        686,131
  Salaries and wages payable               348,434        299,768
  Other accrued liabilities                642,182        691,937
                                         ---------      ---------
      Total current liabilities          2,313,142      1,969,024

  Note payable bank, less current
    installments                           264,889        319,224
  Obligations under capital lease,
    less current installment               394,238        409,955
  Preferred stock subscription payable
    less current installment               300,000        450,000
                                         ---------      ---------
      Total liabilities                  3,272,269      3,148,203

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value.
    Authorized 10,000,000 shares; none
    issued or outstanding                     -              -
  Common stock, $.01 par value. Authorized
    10,000,000 shares; issued and
    outstanding 732,685 shares at
    December 31, 1995 and
    732,486 at July 2, 1995                  7,330          7,325
  Additional paid-in capital             4,333,219      4,332,921
  Retained earnings (deficit)             (144,842)       195,284
                                         ---------      ---------
      Total stockholders' equity         4,195,707      4,535,530
                                       ---------      ---------

                                     $   7,467,976    $ 7,683,733
                                         =========      =========




See accompanying notes to financial statements.




                       CIATTI'S, INC. AND SUBSIDIARY
                   Consolidated Statements of Operations

                          Three months ended           Six months ended
                         December 31,  January 1,  December 31,January 1,
                             1995         1995          1995         1995
                            ---------    ---------     ---------    ---------
                            (unaudited)  (unaudited)  (unaudited)  (unaudited)

Sales                      $ 4,463,246  $ 5,066,377  $ 8,668,667 $ 10,126,468
Cost of food and beverage    1,302,751    1,575,026     2,517,150   3,100,609
                             ---------    ---------     ---------   ---------
     Gross Profit            3,160,495    3,491,351     6,151,517   7,025,859

Restaurant operating expenses:
  Labor and Benefits         1,509,655    1,625,906     2,967,134   3,286,784
  Direct and Occupancy       1,575,795    1,484,426     3,048,056   3,068,912
                             ---------    ---------     ---------   ---------
                             3,085,450    3,110,332     6,015,190   6,355,696
                             ---------    ---------     ---------   ---------
Earnings from restaurant
  operations                    75,045      381,019       136,327     670,163
Corporate and operations
   overhead                    272,544      247,293       548,152     521,659
 Earnings (loss)              ---------    ---------     ---------  ---------
  from operations             (197,499)     133,726      (411,825)    148,504

Other income (expense)
  Interest expense             (17,449)     (17,102)      (39,717)    (35,550)
  Investment income             12,416       20,653        36,494      41,895
  Other, net                     5,140        5,302         9,922      13,794
                             ---------    ---------     ---------   ---------
     Total other expense           107        8,853         6,699      20,139
                             ---------    ---------     ---------   ---------
     Earnings (loss) before
     income taxes and
     extraordinary item       (197,392)     142,579      (405,126)    168,643

Income taxes                      -          47,000          -         54,000
                             ---------    ---------     ---------   ---------
     Earnings (loss) before
     extraordianary item      (197,392)      95,579      (405,126)    114,643

Extraordiary item:
     Tax benefit or net
     operating loss
     carrybacks                 40,000         -           65,000         -
                             ---------    ---------     ---------    ---------
     Net earnings (loss)   $ (157,392)     $ 95,579     $(340,126) $   114,643
                             =========    =========     =========    =========
     Net Earnings (loss)
     per share:            $     (.21)     $   .13      $   (.46)   $     .15
                             =========    =========     =========    =========
Weighted average number of
common and common equivalent
shares outstanding during
the period                     732,685      763,753       732,486      760,426

See accompanying notes to financial statements.




                       CIATTI'S, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows

          Six months ended December 31, 1995 and January 1, 1995

                                                Six months ended
                                           December 31,       January 1,
                                             1995               1995
                                           ---------          ---------
                                          (unaudited)        (unaudited)
OPERATING ACTIVITIES:
  Net Earnings (loss)                 $    (340,126)       $    114,643
Adjustments to reconcile net
  earnings to net cash
  provided by operating activities:
    Depreciation and amortization           438,814             490,327
    Gain on the sale of equipment              -                 (4,505)
      Changes in operating assets and
        liabilities:
       Accounts receivable                  (10,517)             18,779
       Income tax receivable                 42,679               -
       Inventories                           16,900              12,726
       Prepaid expenses and other
         current assets                     (25,368)            (20,295)
       Accounts payable                     341,443             (70,776)
       Salaries and wages payable            48,666              19,401
       Other accrued liabilities            (48,603)            112,980
       Other long-term liabilities           (1,152)             (3,453)
         Net cash provided by              --------            --------
          operating activities              462,736             669,827

INVESTING ACTIVITIES:
  Payments for purchases of property
    and equipment                          (920,955)            (16,154)
  Proceeds from sale of equipment              -                 50,000
  Receipts on note receivable                 1,816                -
  Investment in preferred stock            (150,000)           (450,000)
  Redemption of held to maturity
    securities                               97,232                -
         Net cash used in investing        --------            --------
          activities                  $    (971,907)       $   (416,154)




See accompanying notes to financial statements.

                                                     (continued)









                       CIATTI'S, INC. AND SUBSIDIARY

             Consolidated Statements of Cash Flows, continued

          Six months ended December 31, 1995 and January 1, 1995



                                                     Six months ended
                                            December 31,        January 1,
                                               1995               1995
                                           ----------          ----------
                                           (unaudited)         (unaudited)
FINANCING ACTIVITIES:
  Repayments of long term debt         $      (66,288)     $    (191,040)
  Net Proceeds from the exercise
    of common stock options                       303                280
     Net cash used in                        --------           --------
       financing activities                   (65,985)          (190,760)

Net increase (decrease)in cash
  and cash equivalents                       (575,156)            62,913
Cash and cash equivalents
  at beginning of period                    2,096,521          2,356,527
                                            ---------          ---------
Cash and cash equivalents at
  end of period                       $     1,521,365      $   2,419,440
                                            =========          =========


Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:
    Interest                          $        39,717      $      35,550
    Income taxes                                1,300             82,397







See accompanying notes to  financial statements.















                 CIATTI'S, INC. AND SUBSIDIARY

                 Notes to Financial Statements

                          (UNAUDITED)

(1)  Financial Statements

   The balance sheet as of December 31, 1995, the statements of earnings for the three months and six months ended December 31, 1995 and January 1, 1995, and the statements of cash flows for the six months ended December 31, 1995 and January 1, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at December 31, 1995 and results of operations and cash flows activity for the periods ended December 31, 1995 and January 1, 1995 have been made. The balance sheet at July 2, 1995 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of the full fiscal year.


(2)  Net Earnings (loss) Per Share

  Net earnings per common and common equivalent share is computed by dividing the net earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares included in the computation represent shares issuable upon the assumed exercise of stock options.

(3)  Supplemental Disclosure of Cash Flow Information

  During the second quarter of fiscal 1995 the Company completed the sale of the assets at its Milwaukee, Wisconsin restaurant. The effect of the transaction was as follows:

     Increase in cash                                 $  50,000
     Increase in notes receivable                       175,000
     Reduction of property and equipment               (681,327)
     Reduction of accumulated depreciation              480,832
     Increase in other accrued liabilities              (20,000)
                                                        -------
       Gain on the sale of property and equipment         4,505


During the second quarter of fiscal 1995 the Company closed its Minneapolis, Minnesota restaurant. The effect of the transaction is as follows:

Reduction of property and equipment              $1,102,917
Reduction of accumulated depreciation            (1,102,917)





Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Sales. Sales of $4,463,246 for the second quarter of fiscal 1996 decreased 11.9% from the $5,066,377 for the second quarter of fiscal 1995. Sales of $8,668,667 for the first six months of fiscal 1996 decreased 14.4% from $10,126,468 for the first six months of fiscal 1995. The decrease in sales for the 1996 second quarter and the first six months is mainly attributable to two factors. First, the Minneapolis, Minnesota restaurant, which was closed on December 23, 1994, has been closed throughout fiscal 1996. Second, sales declined at most of the Company's restaurants due to continued intense competitive pressure from the expansion of national chains in the Company's markets. For fiscal 1996, the Company is conducting an advertising campaign which will use television, direct mail and billboards. The Company expects the advertising campaign to slow the sales decreases but the continued competitiveness of the industry will make sales increases hard to achieve.

The Company opened two Bruegger's Bagel Bakeries during the second quarter of fiscal 1996. The stores opened in October and November and contributed $99,973 in sales during the second quarter of fiscal 1996. The Company has one additional Bruegger's Bagel Bakery under construction and continues to search for a fourth location.

Cost of Food and Beverage. Cost of food and beverage as a percentage of sales decreased to 29.2% for the second quarter of fiscal 1996 from 31.1% for the same period in fiscal 1995, and decreased to 29.0% for the first six months of fiscal 1996 compared to 30.6% for the first six months of fiscal 1995. The decrease is a result of the Company switching to a new food distributor which had more competitive pricing.

Restaurant Operating Expenses. Labor expense increased to 33.8% of sales for the second quarter of fiscal 1996 from 32.1% of sales for the same period in fiscal 1995, and increased to 34.2% of sales for the first six months of fiscal 1996 compared to 32.5% for the same period in fiscal 1995. The increase during the second quarter and the first six months is mainly due to the negative effect of decreased sales at mature restaurants.

Direct and occupancy expense include individual restaurant general and administrative and advertising and promotion expenses. Direct and occupancy expense increased to 35.3% of sales for the second quarter of fiscal 1996 from 29.3% of sales for the same period in fiscal 1995, and to 35.2% of sales for the first six months of fiscal 1996 from 30.3% for the first six months of fiscal 1995. The increase is due to the decreased sales, an increase in advertising and promotional expense and preopening expense associated with the opening of the Company's Bruegger's Bagel Bakeries in Dallas. The Company had preopening costs of approximately $100,000 relating to its Bruegger's restaurants during the six months ended December 31, 1995. The first six months of the fiscal 1996 advertising campaign has raised advertising and promotional expense to 3.6% of sales compared to 2.7% for the same period in fiscal 1995. The Company expects the promotional and advertising expense to remain near four percent for the remainder of fiscal 1996.



RESULTS OF OPERATIONS (continued)


Corporate and Operations Overhead. Corporate and operations overhead expense increased to 6.1% of sales in fiscal 1996 from 4.9% of sales for the second quarter of fiscal 1995, and increased to 6.3% of sales for the first six months of fiscal 1996 from 5.2% in fiscal 1995. The increase as a percentage of sales is mainly due to the decrease in sales at the restaurants. The Company expects general and administrative expenses to remain above 6.0% for the rest of fiscal 1996.

Other Income and Expense. The decrease in investment income is due to the decrease in the amount of funds available for investment.


Liquidity and Capital Resources

At December 31, 1995 the Company had cash and cash equivalents of $1,521,365 which is a $575,156 decrease from the cash and cash equivalents at July 2, 1995. Major influences on cash and cash equivalents during the first six months of fiscal 1996 include: $462,736 generated from operations, $920,955 spent on equipment and leasehold improvements and $150,000 invested in the purchase of preferred stock of Bruegger's Corporation.

The Company has two notes which are payable over the next five years with a Minneapolis bank. The proceeds from the borrowings were used to buy fixtures for new restaurants. As of December 31, 1995 the Company has an outstanding balance on the notes of $379,013. The interest rate on the credit agreements range from 1% above the bank's prime rate to 11 1/2% fixed. The Company has a commitment from a Minneapolis bank to provide $750,000 in financing for four Bruegger's Bagel Bakery restaurants. The commitment is contingent on the financial strength of the Company and can be terminated in the event of an adverse change in the financial performance of the Company. On January 5, 1996 the Company borrowed the first $200,000 under the loan commitment.

The Bruegger's development agreement requires the Company to open four Bruegger's Bagel Bakery restaurants during fiscal 1996. As of December 31, 1995 the Company has two Bruegger's Bagel Bakery restaurants open and one under construction. The Company is required to construct five bagel bakeries during fiscal 1997. The Company does not believe that its funds generated from operations and current existing financing commitments will be adequate to cover the construction of the required additional Bruegger's Bagel Bakery restaurants over the next twelve months and therefore the Company will have to obtain additional debt or equity financing. The Company is exploring alternatives for additional financing.













                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on November 16, 1995. At the meeting, the Company re-elected L.E. Danford, Phillip
        R. Danford and Thomas A. Kelm as directors of the Company.

        The Company also ratified the selection by the Board of Directors of Grant Thornton as the Company's independent auditors for the fiscal year ending June 30, 1996, by a vote of 558,039 votes for, 0 votes withheld, 0 votes abstained and 0 broker no-votes.

        With respect to the nomination of directors, the following persons received the following votes:


                             Votes    Votes                    Broker
        Name                  for     Withheld    Abstentions  Non Votes
        L.E. Danford         558,039     0            0           0
        Phillip R. Danford   558,039     0            0           0
        Thomas A. Kelm       626,214   31,825         0           0


Item 5. Other Information

        None










PART II. OTHER INFORMATION (continued)



Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit 27


        (b) Reports on Form 8-K

            None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 CIATTI'S, INC. AND SUBSIDIARY
                               (Registrant)


Dated February 9, 1996  Christopher L. Collier
                        Vice President and Chief Financial Officer