Form 10QSB
period 1996-03-31
CIATTIS INC /DE/
filed 1996-05-10
CIK 802517

4

                                                                7



             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB


(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996. ____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

                 Commission file number 0-16348

                               Ciatti's, Inc.
       (Exact name of small business issuer as specified in its charter)

      Minnesota                                     41-1564262
  (State or other jurisdiction of                  (I.R.S.Employer
  incorporation or organization)                    Identification No.)

5555 West 78th Street Edina, Minnesota                 55439
(Address of principal executive offices)              Zip Code

                          (612) 941-0108
                   (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No_____

The Company had 742,814 shares of Common Stock, $.01 par value per share, outstanding as of April 30, 1996.























                  CIATTI'S, INC. AND SUBSIDIARY

                              INDEX

PART I.   FINANCIAL INFORMATION                            Page
Number

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of                3,4
           March 31, 1996 and July 2, 1995.

           Consolidated Statements of Operations for          5
           the three months and nine months ended
           March 31, 1996 and April 2, 1995.

           Consolidated Statements of Cash Flows for the    6,7
           nine months ended March 31, 1996 and
           April 2, 1995.

           Notes to Financial Statements                      8

  Item 2.  Management's Discussion and Analysis or
           Plan of Operation                               9-11


Part II. OTHER INFORMATION                                   12






                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       CIATTI'S, INC. AND SUBSIDIARY

                        Consolidated Balance Sheets

                      March 31, 1996 and July 2, 1995


                                        March 31,        July 2,
     ASSETS                              1996             1995
                                       ---------       ---------
                                      (unaudited)     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents         $    834,139     $ 2,096,521
  Short-term investments                    -             97,232
  Receivables                             51,494          36,750
  Income tax receivable                   80,297         121,157
  Inventories                            182,872         188,668
  Prepaid expenses and
    other current assets                 209,073         137,951
  Current portion of
    note receivable                       22,824          35,108
                                       ---------       ---------
          Total current assets         1,380,699       2,713,387


PROPERTY AND EQUIPMENT:
  Buildings                              610,829         610,829
  Equipment                            5,959,013       5,378,194
  Leasehold improvements               3,306,289       2,634,629
  Automobiles                             18,021          30,074
                                       ---------       ---------
                                       9,894,152       8,653,726
  Less accumulated depreciation and
    amortization                      (5,521,653)     (4,856,719)
                                       ---------       ---------
                                       4,372,499       3,797,007

OTHER ASSETS:
  Long-term investment                 1,050,000       1,050,000
  Note receivable                        128,286         123,339
                                       ---------       ---------
                                       1,178,286       1,173,339
                                       ---------       ---------


                                    $  6,931,484     $ 7,683,733
                                       =========       =========



See accompanying notes to financial statements.
                                                      (continued)





                       CIATTI'S, INC. AND SUBSIDIARY

                  Consolidated Balance Sheets, continued

                      March 31, 1996 and July 2, 1995



                                           March 31,     July 2,
LIABILITIES AND SHAREHOLDERS' EQUITY        1996           1995
                                         ---------     ---------
                                        (unaudited)   (unaudited)
Current liabilities:
  Current installment of long
    term debt                        $     179,476      $ 141,188
  Current installment of preferred
    stock subscription payable             150,000        150,000
  Accounts payable                         723,361        686,131
  Salaries and wages payable               228,975        299,768
  Other accrued liabilities                692,242        691,937
                                         ---------      ---------
      Total current liabilities          1,974,054      1,969,024

  Note payable bank, less current
    installments                           394,387        319,224
  Obligations under capital lease,
    less current installment               386,040        409,955
  Preferred stock subscription payable
    less current installment               300,000        450,000
                                         ---------      ---------
      Total liabilities                  3,054,481      3,148,203

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value.
    Authorized 10,000,000 shares; none
    issued or outstanding                     -              -
  Common stock, $.01 par value. Authorized
    10,000,000 shares; issued and
    outstanding 742,814 shares at
    March 31, 1996 and
    732,486 at July 2, 1995                  7,428          7,325
  Additional paid-in capital             4,335,214      4,332,921
  Retained earnings (deficit)             (465,639)       195,284
                                         ---------      ---------
      Total shareholders' equity         3,877,003      4,535,530
                                         ---------      ---------

                                     $   6,931,484    $ 7,683,733
                                         =========      =========




See accompanying notes to financial statements.








                         CIATTI'S, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations


                                Three months ended        Nine months ended
                             March 31,    April 2,     March 31,  April   2,
                               1996         1995          1996         1995
                             ---------    ---------     ---------    ---------
                            (unaudited)  (unaudited)  (unaudited)  (unaudited)

Sales                     $  4,449,351  $ 4,621,116  $ 13,118,018 $14,747,584
Cost of food and beverage    1,340,041    1,395,988     3,857,191   4,496,597
                             ---------    ---------     ---------   ----------
     Gross Profit            3,109,310    3,225,128     9,260,827  10,250,987

Restaurant operating expenses:
  Labor and Benefits         1,568,725    1,526,069     4,535,859   4,812,853
  Direct and Occupancy       1,618,652    1,385,800     4,666,708   4,454,712
                             ---------    ---------     ---------   ----------
                             3,187,377    2,911,869     9,202,567   9,267,565
                             ---------    ---------     ---------   ----------
Earnings (loss) from
  restaurant operations        (78,067)     313,259        58,260     983,422
Corporate and operations
   overhead                    274,817      274,051       822,969     795,710
  Earnings (loss)           ---------    ---------     ---------    ---------
       from operations        (352,884)      39,208      (764,709)    187,712

Other income (expense)
  Interest expense             (24,741)     (14,616)      (64,458)    (50,166)
  Investment income             13,399       25,253        49,893      67,148
  Other, net                     5,680       49,060        15,602      62,854
                             ---------    ---------     ---------    ---------
     Other, net                 (5,662)      59,697         1,037      79,836
                             ---------    ---------     ---------    ---------
     Earnings (loss) before
     income taxes             (358,546)      98,905      (763,672)    267,548

Income taxes (benefit)         (37,750)      31,000      (102,750)     85,000
                             ---------    ---------     ---------    ---------
     Net earnings (loss)   $  (320,796)    $ 67,905     $(660,922) $  182,548
                             =========    =========     =========    =========
     Net Earnings (loss)
     per share:            $     (.43)     $   .09      $   (.90)   $    .24
                             =========    =========     =========    =========
Weighted average number of
common and common equivalent
shares outstanding during
the period                     739,679      767,336       734,950     762,729




See accompanying notes to financial statements.






                       CIATTI'S, INC. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows

            Nine months ended March 31, 1996 and April 2, 1995

                                                Nine months ended
                                           March 31,           April 2,
                                             1996               1995
                                           ---------          ---------
                                          (unaudited)        (unaudited)
OPERATING ACTIVITIES:
  Net Earnings (loss)                 $    (660,922)       $    182,548
Adjustments to reconcile net
  earnings (loss) to net cash provided
  by (used in) operating activities:
    Depreciation and amortization           679,950             702,329
    Gain on the disposal of equipment          -                 (4,505)
      Changes in operating assets and
        liabilities:
       Accounts receivable                  (14,744)             13,900
       Income tax receivable                 40,860               -
       Inventories                            5,796              43,437
       Prepaid expenses and other
         current assets                     (71,122)             (3,513)
       Accounts payable                      37,230             (80,137)
       Salaries and wages payable           (70,793)           (103,018)
       Other accrued liabilities              1,457             (31,784)
       Other long-term liabilities           (1,152)             (5,180)
         Net cash provided by (used in)    --------            --------
          operating activities              (53,440)            714,077

INVESTING ACTIVITIES:
  Payments for purchases of leasehold
    improvements and equipment           (1,255,442)            (50,325)
  Proceeds from sale of equipment              -                 50,000
  Receipts on note receivable                 7,337              12,354
  Payment for preferred stock              (150,000)           (450,000)
  Redemption of held-to-maturity
    securities                               97,232                -
         Net cash used in investing        --------            --------
          activities                  $  (1,300,873)       $   (437,971)




See accompanying notes to financial statements.

                                                     (continued)









                       CIATTI'S, INC. AND SUBSIDIARY

             Consolidated Statements of Cash Flows, continued

            Nine months ended March 31, 1996 and April 2, 1995



                                                 Nine months ended
                                            March 31,            April 2,
                                              1996                1995
                                           ----------          ----------
                                           (unaudited)         (unaudited)
FINANCING ACTIVITIES:
  Repayments of long-term debt         $     (110,464)          (209,547)
  Proceeds from long-term debt                200,000
  Net Proceeds from the exercise
    of common stock options                     2,395              1,955
     Net cash provided by (used in)          --------           --------
       financing activities                    91,931           (207,592)

Net increase (decrease)in cash
  and cash equivalents                     (1,262,382)            68,514
Cash and cash equivalents
  at beginning of period                    2,096,521          2,356,527
                                            ---------          ---------
Cash and cash equivalents at
  end of period                       $       834,139      $   2,425,041
                                            =========          =========


Supplemental disclosure of cash flow
  information:

  Cash paid during the period for:
    Interest                          $        60,197      $      50,166
    Income taxes                                2,550             82,397







See accompanying notes to  financial statements.













                CIATTI'S, INC. AND SUBSIDIARY

                Notes to Financial Statements

                         (UNAUDITED)

(1)  Financial Statements

   The balance sheet as of March 31, 1996, the statements
of  operations for the three months and nine months ended
March  31, 1996 and April 2, 1995, and the statements  of
cash  flows for the nine months ended March 31, 1996  and
April  2, 1995 have been prepared by the Company  without
audit. In the opinion of management, all adjustments (all
of which are normal and recurring in nature) necessary to
present  fairly the financial position at March 31,  1996
and   results  of operations and cash flows activity  for
the periods ended March 31, 1996 and April 2, 1995 have been made. The balance sheet at July 2, 1995 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of the full fiscal year.


(2)  Net Earnings (loss) Per Share

  Net earnings (loss) per common and common equivalent share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and common equivalent shares, when dilutive, outstanding during the period. Common equivalent shares included in the computation represent shares issuable upon the assumed exercise of stock options.

(3)  Supplemental Disclosure of Cash Flow Information

   During the second quarter of fiscal 1995 the Company completed the sale of the assets at its Milwaukee, Wisconsin restaurant. The effect of the transaction was as follows:

     Increase in cash                                 $ 50,000
     Increase in notes receivable                      175,000
     Reduction of property and equipment              (681,327)
     Reduction of accumulated depreciation             480,832
     Increase in other accrued liabilities             (20,000)
                                                       _______
       Gain on the sale of property and equipment     $  4,505


During the second quarter of fiscal 1995 the Company closed its Minneapolis, Minnesota restaurant. The effect of the transaction is as follows:

Reduction of property and equipment              $(1,102,918)
Reduction of accumulated depreciation              1,102,918





Item 2.  Management's Discussion and Analysis or Plan of
Operation

RESULTS OF OPERATIONS

Sales. Sales of $4,449,351 for the third quarter of fiscal 1996 decreased 3.7% from the $4,621,116 for the third quarter of fiscal 1995. Sales of $13,118,018 for the first nine months of fiscal 1996 decreased 11.0% from $14,747,584 for the first nine months of fiscal 1995. The decrease in sales for the 1996 third quarter was mostly due to continued competitive pressure from the expansion of national chains in the Company's Italian restaurant markets. Sales declines for the first nine months is mainly attributable to two factors. First, the Minneapolis, Minnesota Ciatti's Italian restaurant, which was closed on December 23, 1994, has been closed throughout fiscal 1996. Second, sales declined at most of the Company's Ciatti's Italian restaurants due to continued competitive pressure from the expansion of national chains. For fiscal 1996, the Company is conducting an advertising campaign which uses television, direct mail and billboards. The Company expects the advertising campaign to slow the sales decreases at the Italian restaurants but the continued competitiveness of the industry will make sales increases difficult to achieve.

The Company has opened three Bruegger's Bagel Bakeries during fiscal 1996. The stores opened in October, November and February and have contributed $330,703 in sales during the first nine months of fiscal 1996. The Company is currently negotiating with landlords for a fourth location. To remain in compliance with the Bruegger's Development Agreement the fourth location must be built before June 30, 1996.

Cost of Food and Beverage. Cost of food and beverage as a percentage of sales decreased to 30.1% for the third quarter of fiscal 1996 from 30.2% for the same period in fiscal 1995, and decreased to 29.4% for the first nine months of fiscal 1996 compared to 30.5% for the first nine months of fiscal 1995. The decrease is a result of the Company switching to a new food distributor which had more competitive pricing. The fiscal 1996 third quarter decrease was not as significant as the first two quarters due to a sharp increase in produce prices.

Restaurant Operating Expenses. Labor expense increased to 35.3% of sales for the third quarter of fiscal 1996 from
33.0%  of  sales  for the same period in  fiscal  1995,  and increased to 34.6% of sales for the first nine months of fiscal 1996 compared to 32.6% for the same period in fiscal 1995. The increase during the third quarter and the first nine months is mainly due to the negative effect of decreased sales at the Italian restaurants and high labor cost associated with the opening of the three Bruegger's Bagel units.

Direct and occupancy expense includes individual restaurant general and administrative and advertising and promotion expenses. Direct and occupancy expense increased to 36.4% of sales for the third quarter of fiscal 1996 from 30.0% of sales for the same period in fiscal 1995, and to 35.6% of sales for the first nine months of fiscal 1996 from 30.2% for the first nine months of fiscal 1995. The increase is due to the decreased sales, an increase in advertising and promotional expense and preopening expense associated with the opening of the Company's three Bruegger's Bagel Bakeries in Dallas.

RESULTS OF OPERATIONS (continued)

The Company had preopening costs of approximately $120,000 relating to its Bruegger's restaurants during the nine months ended March 31, 1996. The first nine months of the fiscal 1996 advertising campaign has raised advertising and promotional expense to 3.5% of sales compared to 2.6% for the same period in fiscal 1995. The Company expects the promotional and advertising expense to remain near 3.5% for the remainder of fiscal 1996.

Corporate and Operations Overhead. Corporate and operations overhead expense increased to 6.2% of sales in fiscal 1996 from 5.9% of sales for the third quarter of fiscal 1995, and increased to 6.3% of sales for the first nine months of fiscal 1996 from 5.4% in fiscal 1995. The increase as a percentage of sales is mainly due to the decrease in sales. The Company expects general and administrative expenses to remain above 6.0% for the rest of fiscal 1996.

Other  Income and Expense. The decrease in investment income is  due to the decrease in the amount of funds available for
investment.   The  increase in interest expense  is  due  to
increased long term debt and higher interest rates.

Income Taxes

The income tax benefits recorded during the nine months ended March 31, 1996 represents the estimated refund of prior years' alternative minimum taxes, as a result of carrying back the loss generated during the nine months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Company had cash and cash equivalents of $834,139 which is a $1,262,382 decrease from the cash and cash equivalents at July 2, 1995. Major influences on cash and cash equivalents during the first nine months of fiscal 1996 include: $53,440 used in operations, $1,255,442 spent on equipment and leasehold improvements, $200,000 provided by long term debt and $150,000 invested in the purchase of preferred stock of Bruegger's Corporation.

The Company has term notes with a Minneapolis bank that are payable over the next five years. The proceeds from the borrowings were used to buy fixtures for new restaurants. As of March 31, 1996 the Company has an outstanding balance on the notes of $542,302. The interest rate on the credit agreements ranges from 1% above the bank's prime rate to 11 1/2% fixed. The Company has a commitment from a Minneapolis bank to provide $750,000 in equipment financing for four Bruegger's Bagel Bakery restaurants. The commitment is contingent on the financial strength of the Company and can be terminated in the event of an adverse change in the financial performance of the Company. As of March 31, 1996 the Company has borrowed $200,000 under the loan commitment.






RESULTS OF OPERATIONS (continued)


The Bruegger's Development Agreement requires the Company to open four Bruegger's Bagel Bakery restaurants during fiscal 1996. As of March 31, 1996 the Company has three Bruegger's Bagel Bakery restaurants open. The Company is required to construct five bagel bakeries during fiscal 1997. The Company does not believe that its funds generated from operations and current existing financing commitments will be adequate to cover the construction of the required additional Bruegger's Bagel Bakery restaurants over the next twelve months and therefore the Company will have to obtain additional debt or equity financing. The Company is exploring alternatives for additional financing.







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

                CIATTI'S, INC. AND SUBSIDIARY
                               (Registrant)


Dated May 10, 1996    Christopher L. Collier
                      Vice President and Chief Financial Officer