Form 10KSB
period 1996-06-30
CIATTIS INC /DE/
filed 1996-09-27
CIK 802517

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


(MARK ONE)

      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996

                                      OR

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the Transition period from _____ to _____

                        COMMISSION FILE NUMBER: 0-16348

                                CIATTI'S, INC.
                (Name of small business issuer in its charter)

                  MINNESOTA                                 41-1564262
(State or other jurisdiction of incorporation            (I.R.S. Employer
              of organization)                          Identification No.)


                             5555 WEST 78TH STREET
                                EDINA, MN  55439
             (Address of principal executive offices and zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 941-0108

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. [X]

The Company's sales for its most recent fiscal year were $17,589,187.

On September 15, 1996, the Company had 742,819 shares of common stock, $.01 par value, outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the average of the NASDAQ closing bid price of $3.75 per share on September 15, 1996 was approximately $1,190,010.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996, as incorporated into Part II of this Form 10-KSB. The Company's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on November 19, 1996 is incorporated by reference into Part III of this Form 10-KSB.

            CIATTI'S, INC. AND SUBSIDIARY
              FORM 10-KSB ANNUAL REPORT
           FOR THE YEAR ENDED JUNE 30, 1996

                  TABLE OF CONTENTS

                        PART I
                        ------

                                                    Page
                                                    ----

ITEM 1.  Description of Business....................  3
ITEM 2.  Description of Property.................... 10
ITEM 3.  Legal Proceedings.......................... 10
ITEM 4.  Submission of Matters to a Vote of
               Security Holders..................... 10

                        PART II
                        -------

ITEM 5.  Market for Common Equity and Related
               Stockholder Matters.................. 11
ITEM 6.  Management's Discussion and Analysis
               or Plan of Operation................. 11
ITEM 7.  Financial Statements....................... 11
ITEM 8.  Changes In and Disagreements With
               Accountants on Accounting and
               Financial Disclosure................. 11


                        PART III
                        --------

ITEM 9.  Directors, Executive Officers, Promoters
               and Control Persons; Compliance With
               Section 16(a) if the Exchange Act.... 12
ITEM 10. Executive Compensation..................... 12
ITEM 11. Security Ownership of Certain
               Beneficial Owners and Management..... 12
ITEM 12. Certain Relationships and Related
               Transactions......................... 12

                        PART IV
                        -------

ITEM 13. Exhibits and Reports on Form 8-K........... 13

SIGNATURES.......................................... 16

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Ciatti's, Inc. (the "Company"), a Minnesota corporation, owns and operates full-service restaurants in Minnesota and Wisconsin. As of September 15, 1996, the Company operates nine restaurants under the name "Ciatti's Italian Restaurant" and one restaurant under the name "Spurs Steakhouse & Saloon." In December 1994, the Company, through its wholly-owned subsidiary Big D Bagels, Inc. ("Big D"), a Minnesota corporation, entered into a Development Agreement with Bruegger's Franchise Corporation ("Bruegger's") for the development of Bruegger's Bagel Bakery restaurants in the Dallas-Fort Worth, Texas market. References in this Form 10-KSB to Bruegger's include Bruegger's Franchise Corporation and Bruegger's Development Corporation The Company currently owns and operates four bakeries in the Dallas-Fort Worth metropolitan area and a fifth bakery is under construction.

     The Company does not plan to open any additional Italian or Steakhouse restaurants. Instead, the Company intends to use its operating skills from its other restaurant concepts and its available resources to further penetrate its franchise area and develop additional Bruegger's Bagel Bakery restaurants. Additionally, the Company intends to lease space for, and construct a commissary in the Dallas-Fort Worth area to supply its bakeries. Currently, the Company obtains its dough and other products daily from the commissary of another franchisee operating Bruegger's Bagel Bakery restaurants in Austin, Texas.

FORWARD LOOKING STATEMENTS

     Statements included in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company believes its future success will depend in large part on its ability to expand the number of Bruegger's Bagel Bakery restaurants that it owns and operates. The Company's ability to successfully open additional Bruegger's Bagel Bakery restaurants will be affected by facts such as (i) the Company's ability to locate and negotiate favorable leases for additional locations, (ii) the ability of the Company to hire, train and retrain skilled restaurant management and personnel, (iii) the ability of the Company to generate funds from operations, obtain adequate restaurant financing from their parties on favorable terms and raise additional working capital when required and (iv) the competitive environment within the restaurant industry generally and the bagel market specifically.

RESTAURANT OPERATIONS

     The Company currently operates eight Italian restaurants in Minnesota and one Italian and one Steakhouse restaurant in Wisconsin. The Company's Italian and Steakhouse restaurants range in size from 6,500 to 9,800 square feet. Each seats between 70 and 100 customers in the lounge and between 110 and 220 customers in the dining area. The Company's restaurants generally do not include meeting rooms or banquet facilities although the Company's Madison and Woodbury restaurants have banquet rooms. Some of the Company's restaurants also offer outdoor patio dining on a seasonal basis.

     During fiscal 1996, the Company opened four Bruegger's Bagel Bakery restaurants in the Dallas-Forth Worth area. The Company's existing bakeries are leased for either five or ten years (all with renewal options) and range in size from 2,130 to 3,000 square feet, each seating between 45 and 50 customers.

     The following table sets forth the opening date and square footage of the Company's restaurants.

FULL SERVICE RESTAURANTS:
                                                                                          Approximate
            Date Opened                           Location                              Square Footage
            -----------                           --------                              --------------
            September 1984                  St. Paul, Minnesota                             8,600
            February 1985                   Madison, Wisconsin                              9,800
            November 1987                   Falcon Heights, Minnesota                       7,000
            November 1988                   Eden Prairie, Minnesota                         7,800
            June 1989                       Burnsville, Minnesota                           7,800
            February 1990                   Maplewood, Minnesota                            7,800
            November 1990                   St. Cloud, Minnesota                            6,700
            October 1991                    Edina, Minnesota                                6,500
            November 1991                   LaCrosse, Wisconsin                             7,100
            April 1992                      Woodbury, Minnesota                             7,000

BRUEGGER'S BAGEL BAKERY RESTAURANTS:
                                                                                          Approximate
            Date Opened                           Location                              Square Footage
            -----------                           --------                              --------------
            October 1995                    Plano, Texas                                    3,000
            December 1995                   Plano, Texas                                    2,250
            February 1996                   Dallas, Texas                                   2,500
            June 1996                       Fort Worth, Texas                               2,130
            Under construction              Dallas, Texas                                   2,200

     The Company has established uniform operational standards for its restaurants, which are maintained by each restaurant's management team in accordance with the Company's manuals that emphasize quality of ingredients, food preparation and presentation, maintenance of the restaurant premises and employee training and conduct. These manuals include an Operations Manual, a Recipe Manual, a Pre-Opening Manual, a Construction Specifications Manual and a Furniture, Fixtures and Equipment Specifications Manual. The Company has also developed a training manual for each position in its Italian restaurants.

     The Company's President supervises the operations of all restaurants with the assistance of a Director of Operations for all Italian and Steakhouse restaurants, and a Director of Operations for all Bruegger's Bagel Bakery restaurants. Additionally, a Vice President for Administration, a corporate Controller, a Director for Purchasing, a Director for Training and a corporate chef administer their respective areas of responsibility at the corporate office.

     Each restaurant normally employs a general manager and assistant managers. General managers have primary responsibility for restaurant operations, including customer relations, food service, cost control, maintenance, personnel, implementation of Company policies and procedures, and restaurant profitability. Assistant managers share day-to-day responsibility for restaurant operations. The Company has a bonus program to compensate its managers and assistant managers for achieving sales, service and profitability targets.

     Supervisory personnel visit each restaurant an average of one day a week. During such visits each aspect of the restaurant's operations is scrutinized to ensure that the restaurant is being operated in conformance with Company policies and procedures and to monitor customer service.

     For its Italian restaurants, the Company periodically prepares and revises menu items, recipes and lists of approved ingredients. Menu items, recipes and the ingredients used in preparing them are chosen based upon quality, cost and customer acceptance. Each restaurant's food and beverage inventories and supplies are purchased by the general managers directly from suppliers approved by the Company.

     All supplier invoices are paid at the Company's home office after approval by the appropriate general manager. The Company believes it has a good working relationship with its suppliers. The Company limits the number of its suppliers to take advantage of volume discounts, to achieve better quality control and to simplify the purchasing process for the general managers. Although the Company purchases a majority of its food ingredients and restaurant supplies from a single distributor, which is not uncommon in the restaurant industry, the Company believes that its food and beverage supplies can be obtained from more than one supplier if any one supplier is unable to meet the Company's demand or quality specifications.

     The Company maintains centralized financial and accounting controls for its restaurants. Restaurant personnel are required to report sales and deposit information to the Company on a daily basis. On a weekly basis, general managers complete and forward to the Company a food and liquor inventory, supplier invoices and information with respect to labor hours.

RESTAURANT DEVELOPMENT

     Italian and Steakhouse Restaurants.
     ----------------------------------

     The Company concentrated development of full-service restaurants in the upper Midwest states of Minnesota and Wisconsin. The Company did not open any additional restaurants in fiscal years 1993-1996, and has no plans to open any additional Italian or Steakhouse restaurants. The Company intends to expend its efforts with respect to its existing restaurants on improving the sales and profitability of these existing restaurants. The Saint Paul restaurant is located in an urban area. The Falcon Heights, Eden Prairie, Burnsville, Maplewood, Woodbury and Edina, Minnesota restaurants and the Madison, Wisconsin restaurant are located in suburban areas. The St. Cloud, Minnesota restaurant is located in a community of approximately 50,000 residents, 50 miles northwest of the Minneapolis-Saint Paul metropolitan area. The LaCrosse, Wisconsin restaurant is in a community of approximately 50,000 residents. The actual cost of opening Italian and Steakhouse restaurants, including leasehold improvements, furniture, fixtures, and equipment and other pre-opening costs have varied from $480,000 to $930,000 for each restaurant.

     Bruegger's Bagel Bakery Restaurants.
     -----------------------------------

     In December 1994, the Company entered into a Development Agreement with Bruegger's Franchise Corporation. Bruegger's Corporation, which was acquired in May 1996 by Quality Dining, Inc., has aggressively expanded its franchise system to most major markets of the country. Bruegger's has indicated that its objectives are to establish the Bruegger's brand as the leading, most recognized brand in the bagel industry, to enhance Bruegger's existing position as the largest chain of fresh bagel bakeries in the United States and to be the leader in the markets it enters. As of June 30, 1996, Bruegger's, directly or through franchises, operated in 52 metropolitan markets in 32 states. Since it was founded in 1983, Bruegger's has experienced 11 consecutive years of systemwide comparable store sales growth. Bruegger's generated systemwide net sales of over $150 million, and for the 12 months ended May 1996 (the latest date available) mature Bruegger's bakeries (open two or more years) were reported to generate on average approximately $801,000 in net sales.

     All franchisees are required to open a contractually specified number of bakeries in their territory within a specified period of time or they will lose their territorial franchise rights. As of June 30, 1996, there were 339 Bruegger's Bagel Bakery restaurants open for business, owned and operated by either Bruegger's or by franchisees. The reported goal of Bruegger's Corporation is to have 2,000 Bruegger's bakeries systemwide by the end of October 2000. Although Bruegger's is generally considered the largest bagel concept in the country, there are several franchise or company-owned systems with aggressive development plans in direct competition in all areas of the country.

     The Company intends to devote significant resources to the development of its Bruegger's Bagel Bakery restaurants. This decision to concentrate on Bruegger's reflects the Company's judgment concerning the potential market for bagel-based restaurant concepts, the continuing appeal of the Bruegger's format to customers and the Company's ability to successfully manage its growth. Under the terms of the Development Agreement between the

Company and Bruegger's, the Company is required to build 30 Bruegger's Bagel Bakery restaurants in the Dallas-Fort Worth area by June 30, 2001.

     The Company is concentrating its development efforts in the socioeconomic well-to-do areas of the greater Dallas-Fort Worth area. Experience gained from other Bruegger's franchises has shown that the typical customer tends to be well educated and financially well-off. Three bakeries have been opened, and one is under construction, in the north-central portion of the Dallas area, and one was opened in the western portion of Fort Worth.

     The ability of the Company to open additional bakeries will depend to a large degree on the availability of suitably sized spaces in desired areas at economically justifiable terms. Other bagel chains, as well as coffee houses, are vying for the same locations, thus providing strong competition for space.

     The cost of leasehold improvements for the existing bakeries varied from $150,000 to $300,000 per bakery, depending on the size of the space, contributions by the lessor, and the condition of the buildings. The Company has followed its historical practice of purchasing all required furniture, fixtures and equipment. This cost for the existing bakeries has ranged from $150,000 to $200,000 for each bakery. Other preopening expenses, including design services, smallwares, training, and initial inventory has varied from $28,000 to $35,000 for each bakery.

RESTAURANT CONCEPTS AND FORMATS

     Italian Format.
     --------------

     Since commencing operations, the Company's restaurants have traditionally had an Italian format. The Company's Italian restaurants serve appetizers, pizza, soups and salads, sandwiches, pasta, chicken, seafood, bread, and desserts, together with alcoholic and non-alcoholic beverages. Menu items are prepared at each restaurant pursuant to the Company's uniform recipes and ingredient specifications.

     The Company has traditionally designed the dining areas and lounges of its Italian restaurants to convey an atmosphere of casual elegance. The Company has recently modified or redesigned some of its restaurants to include a more informal, open kitchen style restaurant. The dining area of each restaurant features booths and individual tables with either chairs or banquettes. The Company's restaurants differ in interior design and decor, depending upon the location and nature of the space. Most restaurants accept reservations for a limited portion of their dining area. The Company encourages customers waiting for dining to be seated in the restaurants' lounges, which have full-service liquor licenses. In most of the Company's restaurants, appetizers and other menu items are available in the lounge as well as in the restaurant.

     The Company believes the future success of its full-service restaurants depends upon its ability to consistently maintain the standards and procedures it has established for the operation of its restaurants. Accordingly, the Company has developed comprehensive uniform management and operations policies and procedures that are applied on a Company-wide basis and that are implemented primarily by the general managers of each restaurant. The Company requires that each restaurant adhere to rigorous standards concerning the quality of ingredients, preparation of food, maintenance of premises, customer service, training of personnel and financial controls.

     Each Italian restaurant employs a standardized menu with entree prices ranging from $5.99 to $8.99 at lunch, and $7.99 to $14.99 at dinner. During fiscal year 1996, food sales comprised approximately 77% and beverage sales comprised approximately 23% of total sales.

     The Company's Italian restaurants are typically open for lunch and dinner daily during the year, except for Thanksgiving, Christmas Eve and Christmas Day. Hours of operation may vary depending on local custom and customer traffic.
Menu service is normally available from 11:00 a.m. to 10:00 p.m. (9:00 p.m. on Sunday). A Sunday brunch is served in some of the Minnesota restaurants from 10:00 a.m. to 2:00 p.m. Each restaurant's lounge is typically open from 11:00 a.m. until 12:00 a.m. (10:00 p.m. on Sundays). In addition to in-restaurant dining, all of the menu items are available for carry-out. Carry-out sales constitute a small portion of the Company's total sales.

     Steakhouse Format.
     -----------------

     In 1993, the Company converted its Madison, Wisconsin restaurant into a Spurs Steakhouse & Saloon. The Company's Steakhouse restaurant has a more casual atmosphere than the Company's Italian restaurants, with a menu that features a Texas theme.

     Bagel Restaurant Format.
     -----------------------

     Under the Company's Development Agreement with Bruegger's, the Company is required to construct 30 bakeries in the Dallas-Fort Worth area by June 30, 2001. Bruegger's Bagel Bakery restaurants specialize in 12 varieties of freshly baked bagels and branded cream cheeses, as well as their fresh ground, branded premium "Javahh!" coffee which is brewed every 19 minutes. Bruegger's bagels are unique because certified bagel masters bake the bagels by kettle-boiling them in malt and water and then bake them in a stone hearth oven. In addition, Bruegger's offers deli-style bagel sandwiches, freshly-made soups, and other food and beverage items. The restaurants are open from approximately 6:30 a.m. to 7:00 p.m. each day, depending upon location, and offer both carry-out and in-store dining.

     The design and general lay-out of each Bruegger's Bagel Bakery restaurant is based on plans and guidelines issued by Bruegger's. Bruegger's updated its plans and designs for all Bruegger's Bagel Bakery restaurants in 1995 and all of the Company's existing bakeries have been constructed following this new design. It is anticipated that the new design will be the national standard for a number of years. The Company's ability to make material changes to such design is limited and any such change requires the written approval of Bruegger's. The new design and ambiance is bright and clean looking, using materials to withstand heavy customer use.

     Bruegger's also issues standard plans for furniture, fixtures and equipment ("FF&E"), including standard menu boards and art work. The Company, similarly to other franchisees of Bruegger's, is required to equip each bakery with such FF&E. In a number of cases, Bruegger's offers two different manufacturers for major equipment pieces.

FISCAL YEAR

     The Company's fiscal year ends on the Sunday closest to June 30 of each year. Accordingly, most of the Company's fiscal years are 52 weeks and some are 53 weeks.

SEASONALITY

     The Company's highest sales historically have occurred during the period from July through December. The Company is currently unable to determine whether the operation of its bagel restaurants will result in any change in its seasonality.

COMPETITION

     The restaurant industry is intensely competitive and is affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, population and traffic patterns. Menu, price, service, convenience, location, decor, and atmosphere are all important competitive factors, with the relative importance of such factors varying among different segments of the consuming public. By serving high-quality food and beverages at reasonable prices in pleasant, casual surroundings, the Company seeks to appeal to a wide range of customers.

     Although the full-service Italian restaurant market segment is highly fragmented, a few regional and national chains compete directly against the Company in this market segment. Dardens' concept, The Olive Garden, is represented in the Company's Minneapolis-Saint Paul and LaCrosse markets. The Company's Italian and Steakhouse restaurants compete not only with other chain or locally owned restaurants with similar menus, but also with other full-service restaurants.

     For its Bruegger's Bagel Bakery restaurants, the Company's primary competitors are several chain bagel operators offering menu items essentially similar to Bruegger's, all vying for speedy market penetration. For example, Einstein Bagels and Bagel Boulevard are represented in the Company's territory as well as a number of local, owner-operated bagel shops which in several cases have developed a loyal local clientele. In addition, any quick-service or home-replacement meal restaurants are competing with the Company for breakfast or lunch customers.

     Through the Bruegger's concept, the Company does, however, differentiate itself from these competitors by providing its customers with bagels baked in small batches on site throughout the day using fresh, not frozen, dough. Additionally, by constructing and operating its own commissary to produce and distribute fresh dough daily, the Company will vertically integrate its Bruegger's operations. This integration will allow the Company to provide its Bruegger's customers with a consistently high-quality product and to minimize transportation and production costs.

ADVERTISING AND PROMOTION

     The Company develops and executes annual advertising and promotional programs customized to each of the markets in which the Company currently operates. The Company has budgeted 3.75 percent of its projected fiscal 1997 full service restaurant sales for advertising. Under the terms of the Company's franchise agreement with Bruegger's, the Company is required to spend approximately four percent of its sales from the bakeries for advertising and promotion, including advertising and promotions due in connection with Bruegger's efforts. Due to the small number of Bruegger's Bagel Bakery restaurants currently existing in the franchise area, the majority of the Company's efforts in this respect are directed to local store marketing. Television or other wide coverage advertising will not be economically justifiable until a larger number of bakeries exists in the Company's territory.

GOVERNMENT REGULATION

     Various federal, state and local laws affect the Company's restaurant business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards and access for disabled persons. To date, federal and state environmental regulations have not had a material effect on the Company's operations. Varied and sometimes stringent requirements of local government bodies with respect to zoning, building codes, land use and environmental factors have, in the past, increased, and in the future can be expected to increase, the cost and time required for developing new restaurants. In some instances the Company may have to obtain zoning variances and land use permits for its new restaurants. A significant portion of the Company's Italian and Steakhouse restaurant business is also derived from the sale of alcoholic beverages. Any action by an alcoholic beverage control agency to suspend or revoke a restaurant's liquor license would have an adverse effect on that restaurant's business. The Company believes that it is operating in compliance with all material laws and regulations covering its operations.

     The Company is also subject to the Fair Labor Standards Act, which covers such matters as minimum wages, overtime and other working conditions. A significant portion of the Company's food service personnel are paid at rates related to the minimum wage, and accordingly increases in the minimum wage increase the Company's labor cost.

TRADEMARKS AND LICENSES

     The Company has obtained a trademark of the stylized words and design for "Ciatti's Italian Restaurant," which was renewed in March 1994. The Company also obtained a trademark for the words and design of "Spurs Steakhouse & Saloon" in June 1994. Generally, federal registration of a trademark gives the registrant the exclusive use of the trademark in the United States in connection with the goods or services associated with the trademark, subject to the common law rights of any other person who began using the trademark prior to the date of federal registration. The Company believes that its marks are important to its business.

     Under the terms of the development agreement between the Company and Bruegger's, the Company, as a franchisee of Bruegger's, has the right to use all trademarks associated with the Bruegger's bagels franchise in connection with the operation of its bakeries in the Dallas-Fort Worth area.

     "Bruegger's," "Bruegger's Bagel Bakery" and "Javahh!" are trademarks of Bruegger's Corporation. "Ciatti's Italian Restaurant" and "Spurs Steakhouse & Saloon" are trademarks of the Company.

EMPLOYEES

     As of September 1, 1996, the Company employed approximately 1,000 persons, including 10 corporate employees, 50 restaurant managers and assistant managers, and 940 hourly restaurant employees. Hourly employees comprise approximately 94% of the Company's total work force and most work on a part-time basis. Other than corporate and restaurant management personnel, employees are paid on an hourly basis. No employees are covered by collective bargaining agreements and no work stoppages have occurred. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors have been elected and have qualified.


            Name             Age                  Position
     ------------------      ---      ---------------------------------

     Phillip R. Danford       47      President and Director

     Barney U. Uhlig          56      Vice President for Administration
                                      and Secretary

     Phillip R. Danford, a co-founder of the Company, has served as President of the Company since May 1992. Mr. Danford served as Vice President and Chief Operating Officer from November 1988 until May 1992. Mr. Danford has been a director of the Company since 1983. From 1982 to 1983, Mr. Danford was General Manager of the Company's Minneapolis, Minnesota restaurant and developed its menu, recipes, kitchen layout, and operating procedures. Phillip R. Danford is the brother of L.E. "Dan" Danford, Jr., Chairman of the Board of Directors of the Company.

     Barney U. Uhlig has been a Vice President of the Company since 1983 and became its Secretary in November 1985.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's existing restaurants are located in leased facilities, all of which the Company believes to be adequate. The Company owns substantially all of the furniture, fixtures, and equipment in each of its restaurants. Leasehold improvements paid for by the Company generally will become the property of the landlord upon expiration or termination of a lease.

     The Company's corporate offices are located in Edina, Minnesota, a Minneapolis suburb. These premises include a test kitchen and a small warehouse area. The lease currently runs through August 31, 1998, with the Company having the option to renew the lease for an additional three year term at the then current market rates. The Company believes this facility will be adequate to accommodate its administrative needs for the foreseeable future and that it will be able to renew its existing lease upon satisfactory terms or obtain comparable space on satisfactory terms.

     The Company leases real estate and improvements for its restaurants. The leases for its Italian restaurants generally provide for an initial term of ten or twelve years although one restaurant had an initial term of twenty years. These leases generally have a minimum of two five-year renewal options. Base rent under the Company's leases varies depending, in part, upon leasehold allowance funds provided by the lessor. Base rent at some locations also escalates during the term of the lease. At a few restaurants, the Company also is required to pay a percentage rate between 4% and 5.5% of sales in excess of specified amounts. The Company pays all real estate taxes, insurance, utilities and maintenance expenses for its leased properties.

     The Company's leases for its Bruegger's Bagel Bakery restaurants generally run for either five years or ten years, and have an option to renew for one or two additional five year terms. The existing leases provide for a set rent for the primary term in an amount that varies with the location.

ITEM 3.  LEGAL PROCEEDINGS

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Section entitled "Stock Information" is incorporated herein by reference from the Company's 1996 Annual Report.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference from the Company's 1996 Annual Report.


ITEM 7.  FINANCIAL STATEMENTS

     The Company's consolidated financial statements and notes thereto and report of independent certified public accountants thereon which are contained in the 1996 Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required under this item with respect to Directors is set forth in the Section entitled "Election of Directors" in the Company's 1996 Proxy Statement and is incorporated herein by reference. A definitive copy of the Proxy Statement will be filed with the Commission within 120 days of the close of the fiscal year on June 30, 1996.

     Information required under this item with respect to Executive officers is set forth in the Subsection entitled "Executive Officers of the Company" in Part I of this Form 10-KSB.


ITEM 10.  EXECUTIVE COMPENSATION

     Information required under this item is contained in the Section entitled "Executive Compensation" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is contained in the Section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1996 Proxy Statement and is incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV
                                    -------


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Documents filed as part of this Form 10-KSB

               1. Financial Statements. The following financial statements of the Company set forth in the Company's 1996 Annual Report are herein incorporated by reference:

                   Report of Independent Certified Public Accountants - Grant Thornton LLP.

                   Consolidated Balance Sheet as of June 30, 1996.

                   Consolidated Statements of Operations for the fifty-two weeks ended June 30, 1996 and July 2, 1995.

                   Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended June 30, 1996 and July 2, 1995.

                   Consolidated Statements of Cash Flows for the fifty-two weeks ended June 30, 1996 and July 2, 1995.

                   Notes to the Consolidated Financial Statements for the fifty-two weeks ended June 30, 1996 and July 2, 1995.

                   a. Exhibits. Exhibits that cover management contracts or compensatory plans of arrangements are marked with an asterisk(*).

                   Exhibit No.  Title
                   -----------  -----

                   3.1          Articles of Incorporation (7)

                   3.2          Bylaws (7)

                  10.1 Lease dated August 31, 1993, as amended September 1, 1993 between the Company and 850 Limited Partnership, a Minnesota limited Partnership (St. Paul restaurant)(11)

                  10.2 Lease dated September 26, 1984, as amended July 1, 1986 between the Company and R&D Joint Venture (Madison restaurant)(1)

                  10.2.1 Agreement dated July 1, 1986 between Ciatti's of Wisconsin, Inc. and C.J. Raymond (Madison Restaurant)(2)

                  10.2.2 Amendment to Lease (dated September 26, 1984 as amended July 1, 1986) dated August 25, 1988 between Ciatti's of Wisconsin, Inc. and C.J. Raymond (Madison restaurant)(2)

                  10.3 Lease dated July 24, 1987, between the Company and Eden Entertainment Associates (Eden Prairie restaurant)(2)

                  10.4 Lease dated July 29, 1987, between the Company and Restaurant Associates (Falcon Heights restaurant)(3)

                  10.5 Lease dated December 20, 1988, between the Company and Ryan Construction Company of Minnesota, Inc. (Burnsville restaurant)(3)

                  10.6 Term loan and Credit Agreement between the Company and Norwest Bank Minnesota, National Association dated July 30, 1992 (7)

                  10.6.1 Second Amendment to Term Loan and Credit Agreement dated December 27, 1993 (11)

                  10.6.2 Third Amendment to Term Loan and Credit Agreement dated June 1, 1994 (11)

                  10.6.3 Fourth Amendment to Term Loan and Credit Agreement dated March 29, 1996

                  10.7 Promissory Note dated May 10, 1995, from the Company to Norwest Equipment Finance, Inc. with respect to Eden Prairie restaurant (13)

                  10.8 Lease dated July 11, 1989 between the Company and Larson-Doran partnership (Maplewood restaurant)(4)

                  10.9 Lease dated July 26, 1990, between the Company and G.R. Herberger's, Inc. (St. Cloud restaurant)(5)

                  10.10 Lease dated June 1990 between the Company and Phoenix Mutual Life Insurance (Corporate office)(5)

                  10.10.1 Amendment No. 1 dated March 14, 1995 to June 1990 lease between the Company and Phoenix Mutual Life Insurance (Corporate office)

                  10.11 Lease dated April 18, 1991, between the Company and J.L.P. Associates II of Eden Prairie (LaCrosse restaurant)(6)

                  10.11.1 First Amendment dated June 18, 1991, to lease with respect to LaCrosse restaurant (7)

                  10.12 Lease dated May 17, 1991, between the Company and Gabbert and Beck Company (Edina restaurant)(6)

                  10.13 Lease dated July 3, 1991, between the Company and Wooddale Shopping Center (Woodbury restaurant)(6)

                  10.14 Shareholder Development Agreement effective as of January 1, 1995, between Big D Bagels, Inc. and Bruegger's Franchise Corporation.

                  10.15*        Restated Stock Option Plan, as amended (9)

                  10.16*        1993 Stock Option Plan (10)

                  10.17 Promissory Note dated January 15, 1996, from the Company to Norwest Equipment Finance, Inc. with respect to Big D Bagels, Inc.

                  10.18 Promissory Note dated May 31, 1996, from the Company to Norwest Equipment Finance, Inc. with respect to Big D Bagels, Inc.

                  13.1          1996 Annual Report to Shareholders

                  21.1 The Company has one subsidiary, Big D Bagels, Inc., a Minnesota corporation, dba Bruegger's Bagel Bakery

                  23.1 Consent of Grant Thornton LLP Independent Certified Public Accountants

                  24.1 Power of Attorney (included on signature page hereof)

                  27.1          Financial Data Schedule
             _________________________

     (1) Filed as an Exhibit to the Registration Statement on Form S-1, as amended (Commission File No. 33-8965), effective on December 23, 1986, and incorporated herein by this reference.

     (2) Filed as an exhibit to the July 3, 1988 Form 10-KSB and incorporated hereby by reference.

     (3) Filed as an Exhibit to Post-Effective Amendment No. 1 to Form S-1 Registration Statement dated March 20, 1989 (No. 33-8965).

     (4) Filed as an exhibit to the July 2, 1989 Form 10-KSB and incorporated hereby by reference.

     (5) Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

     (6) Filed as an exhibit to the June 30, 1991 Form 10-KSB and incorporated hereby by reference.

     (7) Filed as an exhibit to the June 28, 1992 Form 10-KSB and incorporated hereby by reference.

     (8) Filed as an exhibit to the June 27, 1993 Form 10-KSB and incorporated hereby by reference.

     (9) Filed as an exhibit to the Form S-8 Registration Statement, File Number 33-28306 (April 24, 1989).

     (10) Filed as an exhibit to the Form S-8 Registration Statement, File Number 33-76974 (March 28, 1994).

     (11) Filed as an exhibit to the July 3, 1994 Form 10-KSB and incorporated hereby by reference.

     (12) Filed as an exhibit to the January 1, 1995 Form 10-QSB and incorporated hereby by reference.

     (13) Filed as an exhibit to the July 2, 1995 Form 10-KSB and incorporated hereby by reference.

          (b)  Reports on Form 8-K.
               --------------------
               The Company filed no reports on Form 8-K during the fourth quarter.

                                                                    Exhibit 24.1
                                  SIGNATURES
                                  ----------


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated September 27, 1996             CIATTI'S, INC.


                                     By  /s/ Phillip R. Danford
                                       --------------------------------

                                       Phillip R. Danford
                                       President and Director

                               POWER OF ATTORNEY
                               -----------------

     The undersigned hereby constitute and appoint Phillip R. Danford, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for us and in our stead, in any and all capacities, to sign any or all amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons on September 27, 1996 in the capacities indicated.


     /s/ L.E. "Dan" Danford, Jr.         Director and Chairman of the Board
     --------------------------------
     L.E. "Dan" Danford, Jr.


     /s/ Phillip R. Danford              President and Director
     -------------------------------     (Principal Executive Officer; Principal
     Phillip R. Danford                  Financial Officer)



     /s/ Thomas A. Kelm                  Director
     -------------------------------
     Thomas A. Kelm


     /s/ Joseph W. Fesenmaier            Controller
     -------------------------------
     Joseph W. Fesenmaier