Form 10QSB
period 1996-09-29
CIATTIS INC /DE/
filed 1996-11-13
CIK 802517

                     U.S SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(Mark one)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996.

    __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO __________.

                         Commission file number 0-16348.

                                  CIATTI'S, INC.
          (Exact name of small business issuer as specified in its charter)

            MINNESOTA                                   41-1564262
            ---------                                   ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation of organization)

                                  (612) 941-0108
                                  --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  [X]

The Company had 742,819 shares of Common Stock, $.01 par value per share, outstanding as of October 30, 1996.

                         CIATTI'S, INC. AND SUBSIDIARY

                                     INDEX

PART I.     FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS
            --------------------

            Consolidated Balance Sheets as of September 29, 1996
            and June 30, 1996.                                             3-4

            Consolidated Statements of Operations for the thirteen weeks
            ended September 29, 1996 and October 1, 1995.                   5

            Consolidated Statements of Cash Flows for the thirteen weeks
            ended September 29, 1996 and October 1, 1995.                   6

            Consolidated Notes to Financial Statements                      7

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      8-12
            ---------------------------------------------------------

PART II.    OTHER INFORMATION                                               13

                         CIATTI'S, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 29, 1996 AND JUNE 30, 1996

                                     ASSETS

                                                      SEPTEMBER 29,   JUNE 30,
                                                          1996          1996
                                                      ----------     ----------
                                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $726,248     $1,602,936
  Receivables                                             71,811         51,503
  Income taxes receivable                                165,576        165,576
  Inventories                                            162,484        184,838
  Prepaid expenses and other current assets              163,688        179,191
                                                      ----------     ----------
    Total current assets                               1,289,807      2,184,044

PROPERTY AND EQUIPMENT
  Buildings                                              610,829        610,829
  Equipment                                            3,439,623      3,371,170
  Leasehold improvements                               6,287,543      6,232,468
  Automobiles                                             15,058         15,058
                                                      ----------     ----------
                                                      10,353,053     10,229,525
  Less accumulated depreciation and amortization      (6,009,467)    (5,762,061)
                                                      ----------     ----------
    Net property and equipment                         4,343,586      4,467,464

OTHER ASSETS
  Note receivable, net of reserve                          -              -
                                                      ----------     ----------

                                                      $5,633,393     $6,651,508
                                                      ----------     ----------
                                                      ----------     ----------

The accompanying notes are an integral part of these financial statements.

                        CIATTI'S, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 29, 1996 AND JUNE 30, 1996

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        SEPTEMBER 29  JUNE 30,
                                                            1996        1996
                                                        ------------ -----------
                                                         (unaudited)
CURRENT LIABILITIES
  Current maturities of long-term obligations              $175,093    $198,707
  Accounts payable                                        1,000,839   1,311,016
  Accrued salaries and wages                                245,518     306,848
  Other accrued liabilities                                 689,334     752,764
                                                        ------------ -----------
    Total current liabilities                             2,110,784   2,569,335

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES              867,480     907,286

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; no shares issued or outstanding                   -           -
  Common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstand 742,819 shares                7,428       7,428
  Additional paid-in capital                              4,335,214   4,335,214
  Accumulated deficit                                    (1,687,513) (1,167,755)
                                                        ------------ -----------
                                                          2,655,129   3,174,887
                                                        ------------ -----------

                                                         $5,633,393  $6,651,508
                                                        ------------ -----------
                                                        ------------ -----------

The accompanying notes are an integral part of these financial statements.

                           CIATTI'S, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THIRTEEN WEEKS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 29,     OCTOBER 1,
                                                       1996             1995
                                                   -----------       ----------
                                                   (unaudited)       (unaudited)

Sales                                               $4,269,487       $4,205,421
Cost of food and beverage                            1,293,650        1,214,399
                                                   -----------       ----------
  Gross profit                                       2,975,837        2,991,022

Restaurant operating expenses
  Labor and benefits                                 1,598,980        1,457,479
  Direct and occupancy                               1,531,241        1,472,261
                                                   -----------       ----------
                                                     3,130,221        2,929,740
                                                   -----------       ----------

    Earnings (loss) from restaurant operations        (154,384)          61,282

General and administrative expenses                    352,780          275,608
                                                   -----------       ----------

    Loss from operations                              (507,164)        (214,326)

Other income (expense)
  Interest expense                                     (29,177)         (22,268)
  Investment income                                      9,908           24,078
  Other, net                                             8,625            4,784
                                                   -----------       ----------
                                                       (10,644)           6,594
                                                   -----------       ----------

    Loss before income taxes                          (517,808)        (207,732)

Income tax expense (benefit)                             1,950          (25,000)
                                                   -----------       ----------

    Net loss                                         ($519,758)       ($182,732)
                                                   -----------       ----------
                                                   -----------       ----------

Net loss per share                                      ($0.70)          ($0.25)
                                                   -----------       ----------
                                                   -----------       ----------

Weighted average number of shares
  outstanding during the period                        742,819          732,486
                                                   -----------       ----------
                                                   -----------       ----------

The accompanying notes are an integral part of these financial statements.

                         CIATTI'S, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE THIRTEEN WEEKS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 29,     OCTOBER 1,
                                                        1996             1995
                                                     ----------      -----------
                                                     (unaudited)     (unaudited)
Operating activities:
  Net loss                                            ($519,758)      ($182,732)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                       247,406         211,453
    Changes in operating assets and liabilities:
      Receivables                                       (20,308)         (7,272)
      Income taxes receivable                             -              57,199
      Inventories                                        22,354          12,977
      Prepaid expenses and other current assets          15,503          (1,154)
      Accounts payable                                 (310,177)         39,700
      Accrued salaries and wages                        (61,330)        (65,884)
      Other accrued liabilities                         (63,430)       (144,755)
                                                     ----------      -----------

      Net cash used in operating activities            (689,740)        (80,468)

Investing activities:
  Payments for purchases of leasehold
    improvements and equipment                         (123,528)       (124,533)
                                                     ----------      -----------

      Net cash used in investing activities            (123,528)       (124,533)

Financing activities:
  Repayments of long-term obligations                   (63,420)        (40,237)
                                                     ----------      -----------

      Net cash used in financing activities             (63,420)        (40,237)
                                                     ----------      -----------

Net decrease in cash and cash equivalents              (876,688)       (245,238)

Cash and cash equivalents at beginning of period      1,602,936       2,096,521
                                                     ----------      -----------

Cash and cash equivalents at end of period             $726,248      $1,851,283
                                                     ----------      -----------
                                                     ----------      -----------


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $30,225         $22,268
    Income taxes                                          1,950           -

The accompanying notes are an integral part of these financial statements.

                         CIATTI'S, INC. AND SUBSIDIARY

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

     The unaudited consolidated balance sheet as of September 29, 1996 and the unaudited consolidated statements of operations and cash flows for the thirteen weeks ended September 29, 1996 and October 1, 1995 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 29, 1996 and the results of operations and cash flow activity for the periods ended September 29, 1996 and October 1, 1995 have been made. The consolidated balance sheet as of June 30, 1996 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of the full fiscal year.

NOTE B - NET LOSS PER SHARE

     Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

NOTE C - RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company implemented Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The adoption of this Standard did not have a material effect on the Company's financial position.

     Additionally, the Company implemented SFAS 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines and encourages the use of a fair value based method of accounting for an employee stock option or similar equity instrument. The Statement allows the use of the intrinsic value based method of accounting as prescribed by current existing accounting standards for options issued to employees. The Company adopted this Standard effective July 1, 1996, and management has elected to utilize the intrinsic value based method of accounting for stock-based compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             RESULTS OF OPERATIONS

Sales
-----

     Consolidated sales for the first quarter of fiscal 1997 increased $64,066, or 1.5%, to $4,269,487 from the first quarter of fiscal 1996 sales of $4,205,421. This sales increase was a direct result of the four bagel restaurants now open and operating in the Dallas-Fort Worth, Texas area contributing $423,599 of sales to the first quarter of fiscal 1997 compared to no sales during the first quarter of fiscal 1996. The Company has scheduled another store opening for early in the second quarter of fiscal 1997 and expects to open two to three additional stores during each of the third and fourth quarters of this fiscal year. The Company is required by its development agreement to have nine stores open by July 1, 1997 and thirty stores open by July 1, 2001.

     Offsetting the increase in consolidated sales from the Company's bagel restaurants was a decrease in sales by the Company's Italian and Steakhouse restaurants. For the first quarter of fiscal 1997, Italian and Steakhouse restaurant sales were down $359,533, or 8.5%, from the same quarter of the previous year. This decrease in sales was primarily due to the increased competition of national chain restaurants in each of the markets in which the Company's Italian and Steakhouse restaurants operate. The Company expects competition to intensify and, therefore, most of the Company's restaurants will continue to face significant pressure to maintain sales levels. In order to improve the competitiveness of these restaurants, the Company has undertaken the following measures. First, beginning in the second quarter of fiscal 1997, the Company has entered into several advertising and promotional campaigns to help promote sales levels at the Company's Italian and Steakhouse restaurants. Second, the Company has developed a new menu that will be introduced to the Italian restaurants during the second quarter of fiscal 1997. This new menu will focus on the core menu items which are most popular with customers and will include "platter" portions for family and group dining in order to create quality and increase value to these customers.

     Management intends to focus the Company's expansion resources entirely on the bagel restaurant concept. The Company does not expect to open any more Italian or Steakhouse restaurants in the future.

Cost of Food and Beverage
-------------------------

     Food and beverage cost was 30.3% of sales for the first quarter of fiscal 1997. These costs were up from the 28.9% of sales reported in the same quarter of fiscal 1996 due to the mix of the Company's business including a larger percentage of bagel restaurant sales, which have a slightly higher cost of food and beverage associated with them.

     The Company does not expect the cost of food and beverage to increase significantly in the future. In fact, the Company expects to construct a commissary in early fiscal 1998 to lower the food and beverage costs associated with its bagel restaurants and believes the addition of the new menu at the Company's Italian restaurants will help to lower their cost of food and beverage.

Labor and Benefits
------------------

     Labor and benefits costs were 37.5% of sales for the first quarter of fiscal 1997, an increase from the 34.7% reported in the first quarter of fiscal 1996. This increase was primarily due to an increase in labor and benefit costs at the Company's Italian and Steakhouse restaurants caused by fixed labor and benefit costs being spread across a smaller sales base.

     Although the Company does not expect the federally mandated minimum wage increases which became effective October 1, 1996 to have a significant impact on the Company's financial results, additional increases in state or federal minimum wage requirements or changes in applicable state law with respect to minimum wages for "tipped" employees may have an adverse impact on the Company.

Direct and Occupancy
--------------------

     Direct and occupancy costs were 35.9% of sales in the first quarter of fiscal 1997, up from 35.0% of sales reported in the same quarter of fiscal 1996. Direct and occupancy costs at the Company's bagel restaurants were affected by fixed costs such as rent and depreciation being spread across a low sales base. As sales at the Company's bagel restaurants increase in the future, these fixed costs will decrease as a percent of sales.

     Also included as part of direct and occupancy costs are preopening costs related to the start-up of each individual bagel restaurant. During the first quarter of fiscal 1997, there were no costs relating to the start-up of the Company's bagel restaurants. In the future, the Company expects the start-up costs relating to each new bagel restaurant to be approximately $28,000 to $35,000, adjusted for inflation.

     Direct and occupancy costs at the Company's Italian and Steakhouse restaurants were 32.2% of full service restaurant sales for the first quarter of fiscal 1997, down from the 35.0% of sales reported in the same quarter of the previous year. The majority of this decrease was due to a reduction in advertising expense from 3.8% of full service restaurant sales in the first quarter of fiscal 1996 to 1.3% of full service restaurant sales in the first quarter of the fiscal 1997.

     The Company expects consolidated advertising costs to increase during the remainder of fiscal 1997 as it has budgeted approximately 4.0% of sales for advertising and promotion expenses in order to implement several direct mailing and local store marketing campaigns.

General and Administrative
--------------------------

     General and administrative costs were 8.3% of sales in the first quarter of fiscal 1997, up from 6.6% of sales reported during the same quarter of last year. This increase in general and administrative costs was primarily due to the Company incurring approximately $49,000 of additional general and administrative costs in the first quarter of fiscal 1997 relating to operating the Company's new bagel restaurants, as compared to no costs in the first quarter of fiscal 1996. The Company does not expect general and administrative costs to increase significantly as a percent of sales during the remainder of the fiscal year.

Other Income (Expense) Net
--------------------------

     Other income (expense) decreased to a net expense of $10,644 for the first quarter of fiscal 1997, down from a net income of $6,594 reported in the same quarter of last year. This decrease in other income (expense) was primarily due to the decrease in investment income to $9,908 in the first quarter of fiscal 1997 from $24,078 in the same quarter of last year as a result of fewer funds available for investment.

Income Tax Expense (Benefit)
----------------------------

     The income tax expense for the first quarter of fiscal 1997 was $1,950 as compared to an income tax benefit of $25,000 for the first quarter of fiscal 1996. The fiscal 1996 tax benefit recorded was limited to the amount of taxes recoverable from the carryback of losses; there was no tax benefit recorded for the carryforward of losses generated in the first quarter of fiscal 1997. The fiscal 1997 tax expense recorded by the Company related to state franchise tax fees.

     As of September 29, 1996, the Company has a $144,000 of alternative minimum tax credit carryforwards and $1,079,000 of net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

Seasonality
-----------

     The Company's highest sales from its Italian and Steakhouse restaurants have historically occurred during the months of July through December. The Company is currently unable to determine whether the operation of its bagel restaurants will result in any change in its seasonality.

Effects of Inflation
--------------------

     Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid hourly rates related to federal and state minimum wage and tip credit laws, changes in these laws may result in an increase in the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs, and no assurance can be given that the Company will be able to do so in the future.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     The Company had cash and cash equivalents of $726,248 on hand as of September 29, 1996. This represents a decrease of $876,688 from the $1,602,936 in cash and cash equivalents reported as of June 30, 1996. Net cash used in operating activities was $689,740 for the first quarter of fiscal 1997. In addition to the net loss for the quarter of $519,758, the Company reduced its accounts payable balance by $310,177 during the first quarter of fiscal 1997. The decrease in accounts payable was primarily due to the Company reducing the accounts payable balance for its bagel restaurants by $215,816 by paying off amounts due for the opening of the Company's fourth bagel restaurant, which were in accounts payable as of June 30, 1996.

     Net cash used in investing activities was $123,528 during the first quarter of fiscal 1997. This cash was used primarily for purchases of equipment and leasehold improvements for the Company's fifth bagel restaurant in the Dallas-Fort Worth, Texas area.

     Net cash used in financing activities was $63,420 during the first quarter of fiscal 1997, reflecting a net repayment of amounts due under the Company's debt financing.

Bruegger's Bagel Bakery-Registered Trademark- Development Agreement
-------------------------------------------------------------------

     Big D Bagels, Inc. ("Big D"), a wholly-owned subsidiary of Ciatti's, Inc., entered into a Development Agreement with Bruegger's Franchise Corporation effective January 1, 1995. This agreement requires Big D to build 30 Bruegger's Bagel Bakery-Registered Trademark- restaurants by July 1, 2001. During fiscal 1996, four bagel restaurants were built, thus meeting the initial terms of this agreement. The Company is required to open five additional bagel restaurants during fiscal 1997. Each new site will cost approximately $350,000 for capital expenditures. In addition, the Company intends to construct a commissary in early fiscal 1998, at an estimated cost of $500,000. Currently, the Company is supplying its bakeries from the commissary of another Bruegger's franchisee in Austin, Texas. The Company plans to finance these capital expenditures with its current cash, future cash generated from operations, proceeds from its rights offering, and additional debt or equity financing.

Rights Offering
---------------

     On October 1, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to a rights offering of its common stock to its existing shareholders. In connection with the filing of the Registration Statement and subsequent communications with Bruegger's Franchise Corporation asserting certain rights of Bruegger's to consent to this offering, the Company filed a lawsuit in United States District Court for the District of Minnesota against Bruegger's Franchise Corporation and its parent corporation, Quality Dining, Inc. See "Item 1. Legal Proceedings."

     The Company believes that the proceeds from its proposed rights offering, together with funds from operations and cash and cash equivalents will be sufficient to enable it to satisfy its working capital and capital resource needs for the next twelve months. If the Company is unable to commence the rights offering in a timely manner, it may be necessary for it to raise additional capital through other means of financing.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On November 8, 1996, Ciatti's, Inc. ("Ciatti's") and its wholly owned subsidiary, Big D Bagels, Inc. ("Big D Bagels"), filed a lawsuit in United States District Court for the District of Minnesota against Bruegger's Franchise Corporation ("Bruegger's") and its parent corporation, Quality Dining, Inc. In the lawsuit, Ciatti's and Big D Bagels asked for declaratory and injunctive relief against the defendants with respect to a Development Agreement between Big D Bagels and Bruegger's for the Dallas-Fort Worth, Texas area. Under the terms of the Development Agreement, Big D Bagels has the exclusive right to develop Bruegger's bagel restaurants in the Dallas-Fort Worth, Texas area.

     In October 1996, Ciatti's filed a Registration Statement with the Securities and Exchange Commission for a Rights Offering to its existing shareholders. In response to Ciatti's filing of the Registration Statement, Bruegger's contacted the Company asserting that any sale of securities by Ciatti's requires the consent of Bruegger's. Ciatti's and Bruegger's have been unable to agree upon resolution of the matter and the Company filed declaratory judgment action to seek a judicial determination of the parties' respective rights.

     In light of the lawsuit and its desire to have this mater resolved prior to commencement of the Rights Offering, Ciatti's announced that it was postponing the Record Date and the Commencement Date of its Rights Offering. The Company also announced that it has not set a new record date for the Rights Offering.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 None.

         (b)  Reports of Form 8-K

                 None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CIATTI'S, INC. AND SUBSIDIARY
                              -----------------------------
                                       (Registrant)


                              /s/  Phillip R. Danford
                              Phillip R. Danford
                              President

                              /s/  Joseph W. Fesenmaier
                              -----------------------------
                              Joseph W. Fesenmaier
                              Controller

Dated November 8, 1996