Form 10QSB
period 1996-12-29
CIATTIS INC /DE/
filed 1997-02-12
CIK 802517

                        U.S SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

(Mark one)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         DECEMBER 29, 1996.

    __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
         _______.

                           Commission file number 0-16348.

                                    CIATTI'S, INC.
          (Exact name of small business issuer as specified in its charter)

         Minnesota                                    41-1564262
         ---------                                    -----------
    (State or other jurisdiction of         (I.R.S. EmployerIdentification No.)
    incorporation of organization)

                                    (612) 941-0108
                                    --------------
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 742,819 shares of Common Stock, $.01 par value per share, outstanding as of January 31, 1997.

                            CIATTI'S, INC. AND SUBSIDIARY

                                        INDEX

PART I.       FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of December 29,1996
              and June 30, 1996.                                          3

              Consolidated Statements of Operations for the
              thirteen and twenty-six weeks ended
              December 29, 1996 and December 31, 1995.                    4

              Consolidated Statements of Cash Flows for the
              twenty-six weeks ended December 29, 1996 and
              December 31, 1995.                                          5

              Consolidated Notes to Financial Statements                  6-7

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8-12


PART II.      OTHER INFORMATION                                           13-14

PART I - FINANCIAL INFORMATION


                            CIATTI'S, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         DECEMBER 29, 1996 AND JUNE 30, 1996

                                                       DEC. 29,      JUNE 30,
                                                         1996          1996
                                                      -----------  -----------
                                                      (unaudited)    (Note A)

                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $637,257    $1,602,936
  Receivables                                             76,051        51,503
  Income taxes receivable                                      0       165,576
  Inventories                                            162,491       184,838
  Prepaid expenses and other current assets              189,892       179,191
                                                      ----------    ----------
     Total current assets                              1,065,691     2,184,044

PROPERTY AND EQUIPMENT (NOTE E)
  Buildings                                                    0       610,829
  Equipment                                            5,392,451     6,171,435
  Leasehold improvements                               3,100,819     3,432,203
  Automobiles                                             15,058        15,058
                                                      ----------    ----------
                                                       8,508,328    10,229,525
  Less accumulated depreciation and amortization      (4,790,449)   (5,762,061)
                                                      ----------    ----------
     Net property and equipment                        3,717,879     4,467,464
                                                      ----------    ----------

                                                      $4,783,570    $6,651,508
                                                      ----------    ----------
                                                      ----------    ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations           $152,078      $198,707
  Accounts payable                                       944,253     1,311,016
  Accrued salaries and wages                             356,931       306,848
  Other accrued liabilities                              903,803       752,764
                                                      ----------    ----------
     Total current liabilities                         2,357,065     2,569,335

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES           826,743       907,286

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized 10,000,000
     shares; no shares issued or outstanding               -             -
  Common stock, $.01 par value; authorized 10,000,000
     shares; issued and outstanding 742,819 shares         7,428         7,428
  Additional paid-in capital                           4,335,214     4,335,214
  Accumulated deficit                                 (2,742,880)   (1,167,755)
                                                      ----------    ----------
                                                       1,599,762     3,174,887
                                                      ----------    ----------

                                                      $4,783,570    $6,651,508
                                                      ----------    ----------
                                                      ----------    ----------


The accompanying notes are an integral part of these financial statements.

                        CIATTI'S, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE 13 WEEKS ENDED           FOR THE 26 WEEKS ENDED
                                                         -------------------------         ------------------------
                                                           DEC. 29,       DEC. 31,           DEC. 29,     DEC 31,
                                                            1996            1995               1996        1995
                                                         -----------    ----------          ----------  -----------
                                                         (unaudited)    (unaudited)         (unaudited) (unaudited)
Sales                                                     $4,395,975    $4,463,246          $8,665,462   $8,668,667
Cost of food and beverage                                  1,348,269     1,302,751           2,641,919    2,517,150
                                                          ----------    ----------          ----------   ----------
   Gross profit                                            3,047,706     3,160,495           6,023,543    6,151,517

Restaurant operating expenses
   Labor and benefits                                      1,541,288     1,509,655           3,140,268    2,967,134
   Direct and occupancy                                    1,585,892     1,575,795           3,117,133    3,048,056
                                                          ----------    ----------          ----------   ----------
                                                           3,127,180     3,085,450           6,257,401    6,015,190
                                                          ----------    ----------          ----------   ----------

      Earnings (loss) from restaurant operations             (79,474)       75,045            (233,858)     136,327

General and administrative expenses                          330,463       272,544             683,243      548,152
Impairment of assets write-down (Note E)                     640,286         -                 640,286        -
                                                          ----------    ----------          ----------   ----------
                                                             970,749       272,544           1,323,529      548,152
                                                          ----------    ----------          ----------   ----------
      Loss from operations                                (1,050,223)     (197,499)         (1,557,387)    (411,825)

Other income (expense)
   Interest expense                                          (25,058)      (17,449)            (54,235)     (39,717)
   Investment income                                           5,717        12,416              15,625       36,494
   Other, net                                                  2,139         5,140              10,764        9,922
                                                          ----------    ----------          ----------   ----------
                                                             (17,202)          107             (27,846)       6,699
                                                          ----------    ----------          ----------   ----------

      Loss before income taxes                            (1,067,425)     (197,392)         (1,585,233)    (405,126)

Income tax benefit                                           (12,058)      (40,000)            (10,108)     (65,000)
                                                          ----------    ----------          ----------   ----------

      Net loss                                           ($1,055,367)    ($157,392)        ($1,575,125)   ($340,126)
                                                          ----------    ----------          ----------   ----------
                                                          ----------    ----------          ----------   ----------

Net loss per share (Note B)                                   ($1.42)       ($0.21)             ($2.12)      ($0.46)
                                                          ----------    ----------          ----------   ----------
                                                          ----------    ----------          ----------   ----------

Weighted average number of shares
   outstanding during the year                               742,819       732,685             742,819      732,486
                                                          ----------    ----------          ----------   ----------
                                                          ----------    ----------          ----------   ----------

    The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE TWENTY-SIX WEEKS ENDED
                                                 ------------------------------
                                                     DEC. 29,        DEC. 31,
                                                       1996           1995
                                                 -------------     ------------
                                                   (unaudited)     (unaudited)
Operating activities:
  Net loss                                         ($1,575,125)     ($340,126)
  Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                     505,101        438,814
     Impairment of assets write-down                   640,286          -
     Changes in operating assets and liabilities:
        Receivables                                    (24,548)       (10,517)
        Income taxes receivable                        165,576         42,679
        Inventories                                     22,347         16,900
        Prepaid expenses and other current assets      (10,701)       (25,368)
        Accounts payable                              (366,763)       341,443
        Accrued salaries and wages                      50,083         48,666
        Other accrued liabilities                      151,039        (49,755)
                                                   -----------    -----------

        Net cash provided by (used in)
          operating activities                        (442,705)       462,736

Investing activities:
  Payments for purchases of leasehold
     improvements and equipment                       (395,802)      (920,955)
  Receipts on note receivable                            -              1,816
  Payment for preferred stock subscription               -           (150,000)
  Redemption of held-to-maturity securities              -             97,232
                                                   -----------    -----------

        Net cash used in investing activities         (395,802)      (971,907)

Financing activities:
  Repayments of long-term obligations                 (127,172)       (66,288)
  Net proceeds from the exercise of
     common stock options                                -                303
                                                   -----------    -----------

        Net cash used in financing activities         (127,172)       (65,985)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (965,679)      (575,156)

Cash and cash equivalents at beginning of period     1,602,936      2,096,521
                                                   -----------    -----------

Cash and cash equivalents at end of period            $637,257     $1,521,365
                                                   -----------    -----------
                                                   -----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                          $56,587        $39,717
     Income taxes                                        6,425          1,300

   The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

     The unaudited consolidated balance sheet as of December 29, 1996 and the unaudited consolidated statements of operations and cash flows for the twenty-six weeks ended December 29, 1996 and December 31, 1995 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at December 29, 1996 and the results of operations and cash flow activity for the periods ended December 29, 1996 and December 31, 1995 have been made. The consolidated balance sheet as of June 30, 1996 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of results that may be expected for a full fiscal year or other interim periods.

NOTE B - NET LOSS PER SHARE

     Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

NOTE C - RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company implemented Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The effect of implementation of SFAS 121 on July 1, 1996 did not have a material effect on the Company's financial position. Due to events occurring during the second quarter of fiscal 1997, the Company recognized an impairment of the long-lived assets at the Company's Madison, Wisconsin restaurant (see Note E).

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

NOTE D - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     On September 8, 1996 the Company closed its Glendale, Wisconsin restaurant. The effect of this transaction is as follows:

          Reduction of equipment                  $369,117
          Reduction of leasehold improvements      285,114
          Reduction of accumulated depreciation   (654,231)
                                                  ----------
               Effect on earnings                 $  -
                                                  ----------
                                                  ----------

NOTE E - IMPAIRMENT OF ASSETS WRITE-DOWN

     The Company recognized an impairment loss on the long-lived assets at its Madison, Wisconsin restaurant. During the second quarter of fiscal 1997, a major national competitor opened a steakhouse restaurant in close proximity to the Company's restaurant. The competitor's restaurant has the Company's restaurant out-positioned in the market area, and sales at the Company's restaurant have suffered due to the opening of this restaurant. In addition, the Company has attempted several advertising and promotional campaigns during the first twenty-six weeks of fiscal 1997 that have not produced the results management had expected. Based on these items, management has revised their forecasts for this restaurant and has projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2005. As a result of the projected operating losses and future cash flow deficits, the Company has fully written off the long-lived assets related to this restaurant as follows:

          Reduction of building                   $610,829
          Reduction of equipment                   620,710
          Reduction of leasehold improvements      231,229
          Reduction of accumulated depreciation
             and amortization                     (822,482)
                                                  ---------
          Impairment of assets                    $640,286
                                                  ---------
                                                  ---------


     The impairment of assets write-down is reported in General and Administrative expenses in the Consolidated Statement of Operations. The effect of the above adjustment was to increase the net loss by $640,286, or $.86 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                RESULTS OF OPERATIONS

SALES

     Consolidated sales of $4,395,975 for the second quarter of fiscal 1997 decreased 1.5% from consolidated sales of $4,463,246 for the second quarter of fiscal 1996. Consolidated sales of $8,665,462 for the first twenty-six weeks of fiscal 1997 were also down slightly from consolidated sales of $8,668,667 reported during the first twenty-six weeks of fiscal 1996. The decrease in consolidated sales during fiscal 1997 was due to a decline in sales at the Company's full-service restaurants offset by an increase in sales at the Company's bagel restaurants, as described below.

     Sales at the Company's full-service Italian and steakhouse restaurants of $3,939,814 for the second quarter of fiscal 1997 decreased 9.7% from sales of $4,363,273 for the same quarter of fiscal 1996. Full-service restaurant sales of $7,785,702 for the first twenty-six weeks of fiscal 1997 decreased 9.1% from sales of $8,568,694 for the same period of fiscal 1996. This decrease in full-service restaurant sales was due, in part, to the Company closing its Glendale, Wisconsin restaurant on September 8, 1996. This restaurant contributed $487,566 of sales to the first twenty-six weeks of fiscal 1996 while only $166,188 to the same period of fiscal 1997. After adjusting for the sale of this restaurant, full-service restaurant sales were down 4.5% for the quarter and 5.7% for the year-to-date when compared to the same periods of last year. The remaining decrease in full-service restaurant sales was primarily due to the continued competition of local and national chain restaurants in each of the markets in which the Company's full-service restaurants operate. The Company expects competition to intensify and anticipates that most of its full-service restaurants will face continuing pressures to maintain sales levels. In order to improve the competitiveness of these restaurants, in January 1997 the Company began an extensive advertising campaign utilizing radio, newspaper, billboards, direct customer mailings and a rewards program for customers who frequent the Company's restaurants on a regular basis. Although it is too early to determine the direct results of this advertising, the Company believes these efforts should help reverse the recent trend of same store sales decreases.

     Sales at the Company's bagel restaurants of $456,161 for the second quarter of fiscal 1997 increased 356.3% from $99,973 of sales for the same quarter of fiscal 1996. Sales of $879,760 for the first twenty-six weeks of fiscal 1997 increased 780.0% over bagel restaurant sales for the same period of fiscal 1996. This increase in sales was primarily a function of the Company having five bagel restaurants open as of December 29, 1996, while only having two bagel restaurants open as of December 31, 1995. The Company is required by its development agreement to have nine stores open by July 1, 1997 and thirty stores open by July 1, 2001.

COST OF FOOD AND BEVERAGE

     Cost of food and beverage as a percentage of sales increased to 30.7% for the second quarter of fiscal 1997 from 29.2% for the same period in fiscal 1996, and increased to 30.5% for the first twenty-six weeks of fiscal 1997 from 29.0% for the same period of fiscal 1996. The increase in the cost of food and beverage was due, in part, to an increase in prices of selected products at the Company's Italian and steakhouse restaurants without corresponding menu price increases. In addition, the mix of the Company's business has changed in fiscal 1997 to include a larger percentage of bagel restaurant sales, which have a higher cost of food and beverage associated with them.

     The Company does not expect the cost of food and beverage to increase significantly in the future. The Company is in process of implementing a new menu at its Italian restaurants which should help to stabilize the cost of food and beverage. In addition, the Company expects to construct a commissary during fiscal 1998 to lower the cost of food and beverage at its bagel restaurants.

LABOR AND BENEFITS

     Labor and benefit costs as a percentage of sales increased to 35.1% for the second quarter of fiscal 1997 from 33.8% for the same quarter of fiscal 1996, and increased to 36.2% for the first twenty-six weeks of fiscal 1997 compared to 34.2% during the same period of last year. This increase in labor and benefit costs was mainly due to the fixed labor and benefit costs at the Company's Italian and steakhouse restaurants being spread across a lower sales base and high labor and benefit costs associated with the opening of the Company's new bagel restaurants.

     Although the Company does not expect the federally mandated minimum wage increases which became effective October 1, 1996 to have a significant impact on the Company's financial results, additional increases in state or federal minimum wage requirements or changes in applicable state law with respect to minimum wages for "tipped" employees may have an adverse impact on the Company.

DIRECT AND OCCUPANCY

     Direct and occupancy costs increased to 36.1% of sales for the second quarter of fiscal 1997 from 35.3% during the same period of fiscal 1996, and increased to 36.0% of sales for the first twenty-six weeks of fiscal 1997 compared to 35.2% of sales during the same period of last year. The increase in direct and occupancy costs as a percentage of sales was due primarily to fixed costs such as rent and depreciation at the Company's bagel restaurants being spread across a small sales base. If sales at the Company's bagel restaurants increase in the future, these fixed costs will decrease as a percentage of sales.

     Offsetting the increase in direct and occupancy costs as a percentage of sales at the Company's bagel restaurants was a decrease in direct and occupancy costs at the Company's Italian and steakhouse restaurants. This decrease was mainly due to a reduction in advertising and promotion expense to 1.9% of full-service restaurant sales during the first twenty-six weeks of fiscal 1997 from 3.6% of full-service restaurant sales in the first twenty-six weeks of fiscal 1996. The Company expects its advertising and promotion costs to increase to approximately 4.0% of sales for the remainder of fiscal 1997 as the phases of the Company's new advertising plan are implemented.

     The Company also expects to spend approximately 4% of bagel restaurant sales for advertising and promotion expenses in order to implement several direct mailing and local store marketing campaigns in the Dallas-Fort Worth, Texas area.

GENERAL AND ADMINISTRATIVE

     General and administrative costs as a percentage of sales increased to 7.5% for the second quarter of fiscal 1997 from 6.1% of sales reported during the same quarter of last year, and increased to 7.9% for the first twenty-six weeks of fiscal 1997 compared to 6.3% of sales for the same period of last year. The increase in general and administrative costs was primarily due to the Company incurring approximately $41,000 and $90,000 of additional general and administrative costs related to operating additional bagel restaurants in the second quarter and the first twenty-six weeks of fiscal 1997, respectively. General and administrative costs at the Company's full-service restaurants have remained relatively constant, but have increased as a percent of sales due to lower sales at these restaurants. The Company does not expect general and administrative costs at its full-service and bagel restaurants to increase significantly during the remainder of the fiscal year.

IMPAIRMENT OF ASSETS WRITE-DOWN

     During the second quarter of fiscal 1997, the Company recognized an impairment loss of $640,286 for the long-lived assets at its Madison, Wisconsin restaurant. During this time period, a major national competitor opened a steakhouse restaurant in close proximity to the Company's restaurant. The competitor's restaurant has the Company's restaurant out-positioned in the market area, and sales at the

Company's restaurant have suffered due to the opening of this restaurant. In addition, the Company has attempted several advertising and promotional campaigns during the first twenty-six weeks of fiscal 1997 that have not produced the results management had expected. Based on these items, management has revised their forecasts for this restaurant and has projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2005. Accordingly, the Company has fully written off the cost of the long-lived assets at this restaurant. See Consolidated Notes to Financial Statements, Note E.

OTHER INCOME (EXPENSE) NET

     Other income (expense) decreased to a net expense of $17,202 for the second quarter of fiscal 1997, down from a net income of $107 reported in the same quarter of last year, and decreased to a net expense of $27,846 for the first twenty-six weeks of fiscal 1997 from a net income of $6,699 during the same period of last year. This decrease in other income (expense) was primarily due to a decrease in investment income in fiscal 1997 as a result of fewer funds available for investment. In addition, interest expense increased during fiscal 1997 due to the additional debt financing that was arranged during the fourth quarter of fiscal 1996.

INCOME TAX EXPENSE (BENEFIT)

     The income tax benefit for the second quarter of fiscal 1997 was $12,058 as compared to an income tax benefit of $40,000 for the second quarter of fiscal 1996. For the first twenty-six weeks of fiscal 1997 the Company recorded an income tax benefit of $10,108 as compared to an income tax benefit of $65,000
for the same period of last year.   The fiscal 1996 tax benefit recorded was
limited to the amount of taxes recoverable from the carryback of losses; there was no tax benefit recorded for the carryforward of losses generated in the first twenty-six weeks of fiscal 1997. The Company's fiscal 1997 tax benefit was due to the receipt of state and federal income taxes in excess of the amount recorded as an income tax receivable as of June 30, 1996. The fiscal 1997 tax benefit was offset by $4,475 of state and franchise taxes paid during the period.

     As of December 29, 1996, the Company has a $144,000 of alternative minimum tax credit carryforwards and $1,494,000 of net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

SEASONALITY

     The Company's highest sales from its Italian and steakhouse restaurants have historically occurred during the months of July through December. The Company is currently unable to determine whether the operation of its bagel restaurants will result in any change in its seasonality.

EFFECTS OF INFLATION

     Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because most of the Company's employees are paid hourly rates related to federal and state minimum wage and tip credit laws, changes in these laws may result in an increase in the Company's labor costs. The Company cannot always implement immediate price increases to offset higher costs, and no assurance can be given that the Company will be able to do so in the future.

                           LIQUIDITY AND CAPITAL RESOURCES

     At December 29, 1996 the Company had cash and cash equivalents on hand of $637,257, which represents a decrease of $965,679 from the $1,602,936 in cash and cash equivalents reported as of June 30, 1996. Net cash used in operating activities was $442,705 for the first twenty-six weeks of fiscal 1997. In addition to the net loss of $1,575,125, the Company reduced its accounts payable balance by $366,763 during the first twenty-six weeks of fiscal 1997. The reduction in the Company's accounts payable balance related primarily to payments made to vendors of $215,816 for capital expenditures for the Company's fourth bagel restaurant. These uses of cash were partially offset by non-cash depreciation expenses of $505,101 and an impairment of assets write-down of $640,286. In addition, the Company received proceeds from an income tax receivable of $165,576 and had increases in other accrued liabilities of $151,039.

     Net cash used in investing activities was $395,802 during the first twenty-six weeks of fiscal 1997. This cash was used primarily for purchases of equipment and leasehold improvements for the Company's fifth bagel restaurant in the Dallas-Fort Worth, Texas area.

     Net cash used in financing activities was $127,172 for the first twenty-six weeks of fiscal 1997, reflecting a net repayment of amounts due under the Company's debt financing.

     Big D Bagels, Inc. ("Big D"), a wholly-owned subsidiary of Ciatti's, Inc., entered into a Development Agreement with Bruegger's Franchise Corporation ("Bruegger's) effective January 1, 1995. This agreement requires Big D to build 30 bagel restaurants by July 1, 2001. During fiscal 1996, four bagel restaurants were built, thus meeting the initial terms of this agreement. Big D is required to open five additional bagel restaurants during fiscal 1997. As of December 29, 1996, Big D has opened one additional bagel restaurant, and as of January 31, 1997 has entered into lease agreements for two additional bagel restaurant sites. The Company believes each new site will require approximately $350,000 for capital expenditures. In addition, Big D intends to construct a commissary in fiscal 1998 at an estimated cost of $500,000. Currently, Big D is supplying fresh dough to its bagel restaurants from the commissary of another Bruegger's franchisee in Austin, Texas.

     On October 1, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to a rights offering of its common stock to its existing shareholders. The Company filed the Registration Statement to obtain additional funds that the Company would contribute to Big D. In connection with the filing of the Registration Statement and subsequent communications with Bruegger's, Bruegger's asserted that it had certain rights of consent and first refusal in connection with the rights offering. As a result of Bruegger's actions, the Company was forced to delay the commencement of the rights offering until resolution of the legal issues. On November 8, 1996, the Company filed a lawsuit in the United States District Court for the District of Minnesota against Bruegger's and its parent corporation, Quality Dining, Inc. See "Item 1. Legal Proceedings."

     The Company plans to finance its working capital and capital resource needs with its current cash, future cash generated from operations, proceeds from the rights offering, and additional debt or equity financing. The Company believes that these sources will be sufficient to enable it to satisfy its working capital and capital resource needs for the next twelve months. If the Company is unable to commence the rights offering in a timely manner, it may be necessary for it to raise additional capital through other means of financing. Although the Company believes that it will be able to secure the necessary capital, there can be no assurances that the Company will be successful in such efforts.

                               FORWARD LOOKING STATEMENT

     Statements included in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon the Company's ability to achieve and maintain profitability in its existing restaurants and together with its subsidiary, Big D Bagels, Inc., to open additional bagel restaurants and to operate those restaurants in a profitable manner. The Company's ability to achieve these goals will be affected by factors such as (i) the Company's ability to locate and negotiate favorable leases for additional locations, (ii) the ability of the Company to hire, train and retain skilled restaurant management and personnel, (iii) the ability of the Company to generate funds from operations, obtain adequate restaurant financing on favorable terms and raise additional working capital when required, (iv) the competitive environment within the restaurant industry and (v) the Company's successful resolution of its existing litigation with Bruegger's Franchise Corporation and Quality Dining, Inc. to enable it to raise funds needed for working capital.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In October 1996, Ciatti's, Inc. ("Ciatti's) filed a Registration Statement with the Securities and Exchange Commission for a Rights Offering to its existing shareholders. In response to Ciatti's filing of the Registration Statement, Bruegger's Franchise Corporation ("Bruegger's") asserted that Bruegger's has certain rights of consent and of first refusal regarding any sale of securities of Ciatti's. Bruegger's is the franchisor and Big D Bagels, Inc. ("Big D"), the Company's wholly-owned subsidiary, is the franchisee under a Development Agreement in which Big D has the exclusive right to develop Bruegger's bagel restaurants in the Dallas-Fort Worth, Texas area. Ciatti's believes that such rights exist only with respect to securities of Big D, who is the "Developer" under the Development Agreement between Big D and Bruegger's, and not with respect to Ciatti's, which is not a party to the Development Agreement.

     Ciatti's and Bruegger's were unable to agree upon resolution of the matter and, on November 8, 1996, Ciatti's and Big D filed a lawsuit in United States District Court for the District of Minnesota against Bruegger's and its parent corporation, Quality Dining, Inc. ("Quality Dining"). In the lawsuit, Ciatti's and Big D asked for declaratory and injunctive relief against the defendants with respect to the Development Agreement. In response, Bruegger's and Quality Dining filed a counterclaim seeking declaratory relief that (i) the Development Agreement required Ciatti's to provide prior notice of its offering to Bruegger's and obtain consent of Bruegger's and (ii) that the Company's use of any trademark of Bruegger's in the Company's proposed rights offering without the written consent of Bruegger's would violate the Development Agreement and related Franchise Agreements between Big D and Bruegger's. The Company believes that Bruegger's counterclaims are substantially without merit. The Court has scheduled a Summary Judgment hearing on February 14, 1997.

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

               Exhibit 27 - Financial Data Schedule.

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

                    CIATTI'S, INC. AND SUBSIDIARY
                    -----------------------------
                           (Registrant)


                    /s/  Phillip R. Danford
                    -----------------------
                    Phillip R. Danford
                    President

                    /s/  Joseph W. Fesenmaier
                    -------------------------
                    Joseph W. Fesenmaier
                    Controller

Dated February 12, 1997