Form 10QSB
period 1997-03-30
CIATTIS INC /DE/
filed 1997-05-13
CIK 802517

                        U.S SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

(Mark one)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 30, 1997.

   --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
         _______.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 742,819 shares of Common Stock, $.01 par value per share, outstanding as of April 30, 1997.

                            CIATTI'S, INC. AND SUBSIDIARY

                                        INDEX



PART I.    FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS


           Consolidated Balance Sheets as of March 30, 1997 and June 30, 1996.        3

           Consolidated Statements of Operations for the thirteen and thirty-
           nine weeks ended March 30, 1997 and March 31, 1996.                        4

           Consolidated Statements of Cash Flows for the thirty-nine weeks
           ended March 30, 1997 and March 31, 1996.                                   5

           Consolidated Notes to Financial Statements                                6-7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                 8-12


PART II.   OTHER INFORMATION                                                         13-14


                            CIATTI'S, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                          MARCH 30, 1997 AND JUNE 30, 1996


                                                             MAR. 30,        JUNE 30,
                                                               1997            1996
                                                           ----------       ---------
                                                           (unaudited)       (Note A)
                                    ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                                  $227,297     $1,602,936
  Receivables                                                 163,306         51,503
  Income taxes receivable                                        -           165,576
  Inventories                                                 151,071        184,838
  Prepaid expenses and other current assets                   218,342        179,191
                                                           ----------     ----------
    Total current assets                                      760,016      2,184,044

 PROPERTY AND EQUIPMENT (NOTE F)
  Buildings                                                      -           610,829
  Equipment                                                 5,402,629      6,171,435
  Leasehold improvements                                    3,110,633      3,432,203
  Automobiles                                                  15,058         15,058
                                                           ----------     ----------
                                                            8,528,320     10,229,525
  Less accumulated depreciation and amortization           (5,012,325)    (5,762,061)
                                                           ----------     ----------
    Net property and equipment                              3,515,995      4,467,464
                                                           ----------     ----------

                                                           $4,276,011     $6,651,508
                                                           ----------     ----------
                                                           ----------     ----------
               LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
  Current maturities of long-term obligations                $185,511       $198,707
  Accounts payable                                            915,370      1,311,016
  Accrued salaries and wages                                  234,130        306,848
  Other accrued liabilities                                   864,220        752,764
                                                           ----------     ----------
    Total current liabilities                               2,199,231      2,569,335

 LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES               806,782        907,286

 SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; no shares issued or outstanding                     -              -
  Common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstanding 742,819 shares               7,428          7,428
  Additional paid-in capital                                4,335,214      4,335,214
  Accumulated deficit                                      (3,072,644)    (1,167,755)
                                                           ----------     ----------
                                                            1,269,998      3,174,887
                                                           ----------     ----------

                                                           $4,276,011     $6,651,508
                                                           ----------     ----------
                                                           ----------     ----------


 The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE 13 WEEKS ENDED        FOR THE 39 WEEKS ENDED
                                            -------------------------     -------------------------
                                              MAR. 30,       MAR. 31,       MAR. 30,       MAR. 31,
                                                1997           1996           1997           1996
                                            -----------    ----------     -----------    -----------
                                            (unaudited)    (unaudited)    (unaudited)    (unaudited)
 Sales                                      $4,474,455     $4,449,351    $13,139,917    $13,118,018
 Cost of food and beverage                   1,356,025      1,340,041      3,997,944      3,857,191
                                            ----------     ----------    -----------    -----------
  Gross profit                               3,118,430      3,109,310      9,141,973      9,260,827

 Restaurant operating expenses
  Labor and benefits                         1,550,257      1,568,725      4,690,525      4,535,859
  Direct and occupancy                       1,628,702      1,618,652      4,745,835      4,666,708
                                            ----------     ----------    -----------    -----------
                                             3,178,959      3,187,377      9,436,360      9,202,567
                                            ----------     ----------    -----------    -----------
 General and administrative expenses           248,849        274,817        932,092        822,969
 Impairment of assets write-down (Note F)        -              -            640,286           -
                                            ----------     ----------    -----------    -----------
                                               248,849        274,817      1,572,378        822,969
                                            ----------     ----------    -----------    -----------
    Loss from operations                      (309,378)      (352,884)    (1,866,765)      (764,709)

 Other income (expense)
  Interest expense                             (25,555)       (24,741)       (79,790)       (64,458)
  Investment income                              2,358         13,399         17,983         49,893
  Other, net                                     4,036          5,680         14,800         15,602
                                            ----------     ----------    -----------    -----------
                                               (19,161)        (5,662)       (47,007)         1,037
                                            ----------     ----------    -----------    -----------
    Loss before income taxes                  (328,539)      (358,546)    (1,913,772)      (763,672)

 Income tax expense (benefit)                    1,225        (37,750)        (8,883)      (102,750)
                                            ----------     ----------    -----------    -----------
    Net loss                                 ($329,764)     ($320,796)   ($1,904,889)     ($660,922)
                                            ----------     ----------    -----------    -----------
                                            ----------     ----------    -----------    -----------
 Net loss per share (Note B)                    ($0.44)        ($0.43)        ($2.56)        ($0.90)
                                            ----------     ----------    -----------    -----------
                                            ----------     ----------    -----------    -----------
 Weighted average number of shares
  outstanding during the year                  742,819        739,679        742,819        734,950
                                            ----------     ----------    -----------    -----------
                                            ----------     ----------    -----------    -----------


 The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE THIRTY-NINE WEEKS ENDED
                                                        -------------------------------
                                                            MAR. 30,        MAR. 31,
                                                              1997            1996
                                                         -------------    -------------
                                                           (unaudited)    (unaudited)
Operating activities:
  Net loss                                                ($1,904,889)     ($660,922)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                             726,977        679,950
    Impairment of assets write-down                           640,286              -
    Recovery of note receivable                               (85,000)             -
    Changes in operating assets and liabilities:
       Receivables                                            (26,803)       (14,744)
       Income taxes receivable                                165,576         40,860
       Inventories                                             33,767          5,796
       Prepaid expenses and other current assets              (39,151)       (71,122)
       Accounts payable                                      (395,646)        37,230
       Accrued salaries and wages                             (72,718)       (70,793)
       Other accrued liabilities                              111,456            305
                                                           ----------     ----------
       Net cash used in operating activities                 (846,145)       (53,440)

Investing activities:
  Payments for purchases of leasehold
    improvements and equipment                               (415,794)    (1,255,442)
  Receipts on note receivable                                       -          7,337
  Payment for preferred stock subscription                          -       (150,000)
  Redemption of held-to-maturity securities                         -         97,232
                                                           ----------     ----------
       Net cash used in investing activities                 (415,794)    (1,300,873)

Financing activities:
  Repayments of long-term obligations                        (163,700)      (110,464)
  Proceeds from long-term obligations                          50,000        200,000
  Net proceeds from the exercise of
    common stock options                                            -          2,395
                                                           ----------     ----------
       Net cash provided by (used in)
       financing activities                                  (113,700)        91,931
                                                           ----------     ----------
Net decrease in cash and cash equivalents                  (1,375,639)    (1,262,382)

Cash and cash equivalents at beginning of period            1,602,936      2,096,521
                                                           ----------     ----------
Cash and cash equivalents at end of period                   $227,297       $834,139
                                                           ----------     ----------
                                                           ----------     ----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $80,816        $60,197
    Income taxes                                                5,700          2,550



 The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

    The unaudited consolidated balance sheet as of March 30, 1997 and the unaudited consolidated statements of operations and cash flows for the thirty-nine weeks ended March 30, 1997 and March 31, 1996 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 30, 1997 and the results of operations and cash flow activity for the periods ended March 30, 1997 and March 31, 1996 have been made. The consolidated balance sheet as of June 30, 1996 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of results that may be expected for a full fiscal year or other interim periods.

NOTE B - NET LOSS PER SHARE

    Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

NOTE C - RECENTLY ADOPTED ACCOUNTING STANDARDS

    The Company implemented Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The effect of implementation of SFAS 121 on July 1, 1996 did not have a material effect on the Company's financial position. Due to events occurring during the second quarter of fiscal 1997, the Company recognized an impairment of the long-lived assets at the Company's Madison, Wisconsin restaurant (see Note F).

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

NOTE D - NEW ACCOUNTING PRONOUNCEMENT

    The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

NOTE E - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    On September 8, 1996 the Company closed its Glendale, Wisconsin restaurant. The effect of this transaction is as follows:

    Reduction of equipment                       $369,117
    Reduction of leasehold improvements           285,114
    Reduction of accumulated depreciation        (654,231)
                                                 --------
         Effect on earnings                      $      -
                                                 --------
                                                 --------

NOTE F - IMPAIRMENT OF ASSETS WRITE-DOWN

    During the second quarter of fiscal 1997 the Company recognized an impairment loss on the long-lived assets at its Madison, Wisconsin restaurant. The decision to recognize this impairment was influenced by a major national competitor opening a steakhouse restaurant in close proximity to the Company's restaurant. The competitor's restaurant has the Company's restaurant out-positioned in the market area, and sales at the Company's restaurant have suffered due to the opening of this restaurant. In addition, the Company attempted several advertising and promotional campaigns during the first twenty-six weeks of fiscal 1997 that did not produce the results management expected. Based on these items, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2005. As a result of the projected operating losses and future cash flow deficits, the Company has fully written off the long-lived assets related to this restaurant as follows:

    Reduction of building                             $ 610,829
    Reduction of equipment                              620,710
    Reduction of leasehold improvements                 231,229
    Reduction of accumulated depreciation
      and amortization                                 (822,482)
                                                      ---------
    Impairment of assets                              $ 640,286
                                                      ---------
                                                      ---------

    The impairment of assets write-down is reported in General and Administrative expenses in the Consolidated Statement of Operations. The effect of the above adjustment was to increase the year-to-date net loss by $640,286, or $.86 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              RESULTS OF OPERATIONS

SALES

    Consolidated sales of $4,474,455 for the third quarter of fiscal 1997 increased $25,104, or 0.6%, from consolidated sales of $4,449,351 for the third quarter of fiscal 1996. Consolidated sales of $13,139,917 for the first thirty-nine weeks of fiscal 1997 increased $21,899, or 0.2%, from consolidated sales of $13,118,018 reported during the first thirty-nine weeks of fiscal 1996. The increase in consolidated sales during fiscal 1997 was due to a decline in sales at the Company's full-service restaurants offset by an increase in sales at the Company's bagel restaurants, as described below.

    Sales at the Company's full-service Italian and steakhouse restaurants of $4,003,692 for the third quarter of fiscal 1997 decreased 5.1% from sales of $4,218,621 for the same quarter of fiscal 1996. Full-service restaurant sales of $11,789,394 for the first thirty-nine weeks of fiscal 1997 decreased 7.8% from sales of $12,787,315 for the same period of fiscal 1996. This decrease in full-service restaurant sales was due, in part, to the Company closing its Glendale, Wisconsin restaurant on September 8, 1996. After adjusting for the sale of this restaurant, same store full-service restaurant sales were down $1,646 for the quarter and $463,260, or 3.8%, year-to-date when compared to the same periods of last year. The Company is encouraged by the same store full-service restaurant sales for the third quarter of fiscal 1997 and believes the extensive advertising campaign entered into during the third quarter of this year will continue to have a positive influence on full-service restaurant sales. However, the continued competitiveness of the full-service restaurant industry may make sales increases difficult to achieve.

    Sales at the Company's bagel restaurants of $470,763 for the third quarter of fiscal 1997 increased $240,033, or 104.0%, from bagel restaurant sales of $230,730 for the same quarter of fiscal 1996. Sales of $1,350,523 for the first thirty-nine weeks of fiscal 1997 increased $1,019,820, or 308.4%, over bagel restaurant sales of $330,703 for the same period of fiscal 1996. This increase in sales was primarily a function of the Company having five bagel restaurants open as of March 30, 1997, while only having three bagel restaurants open as of March 31, 1996. In addition, during the third quarter of fiscal 1997 same store bagel restaurant sales were up 5.0% over the same quarter of last year, thus providing encouragement that increased market penetration by the Company's bagel restaurants is having a positive effect on sales levels. The Company is required by its development agreement to have nine stores open by July 1, 1997 and thirty stores open by July 1, 2001.

COST OF FOOD AND BEVERAGE

    Cost of food and beverage as a percentage of sales increased slightly to 30.3% for the third quarter of fiscal 1997 from 30.1% for the same period in fiscal 1996, and increased to 30.4% for the first thirty-nine weeks of fiscal 1997 from 29.4% for the same period of fiscal 1996. The cost of food and beverage for the third quarter decreased as a percent of sales at both the Company's full-service and bagel restaurants. However, the consolidated cost of sales increased slightly as the mix of the Company's business has changed in fiscal 1997 to include a larger percentage of bagel restaurant sales, which have a higher cost of food and beverage associated with them.

    The increase in the cost of food and beverage for the first thirty-nine weeks of fiscal 1997 was primarily due to increases, during the first two quarters of this fiscal year, in the costs of selected products at the Company's full-service restaurants without corresponding menu price increases. The Company believes that its new menu at its full-service restaurants, which was implemented during the second and third quarters of fiscal 1997, has allowed the Company to stabilize the cost of food and beverage and does not expect the cost of food and beverage to increase significantly in the future.

LABOR AND BENEFITS

    Labor and benefit costs as a percentage of sales decreased to 34.6% for the third quarter of fiscal 1997 from 35.3% for the same quarter of fiscal 1996, but increased to 35.7% for the first thirty-nine weeks of fiscal 1997 compared to 34.6% during the same period of last year. The decrease in labor and benefits as a percentage of sales when compared to the same quarter of last year was due to decreases in labor and benefit costs at both the Company's full-service and bagel restaurants. At the Company's full-service restaurants, the decrease in labor and benefits was primarily due to the introduction of the Company's new menu, which provided for labor savings in the kitchen area. At the Company's bagel restaurants, the decrease in labor and benefits was a direct result of the increase in sales.

    The increase in labor and benefits costs as a percent of sales for the first thirty-nine weeks of fiscal 1997 was mainly due to increases in labor and benefit costs as a percentage of sales at the Company's full-service restaurants during the first and second quarters of this fiscal year. The Company believes that the introduction of a new menu at its full-service restaurants has helped the Company stabilize its labor and benefit costs and does not expect these costs to increase significantly in the future.

    Although the Company does not expect the federally mandated minimum wage increases which became effective October 1, 1996 to have a significant impact on the Company's financial results, additional increases in state or federal minimum wage requirements or changes in applicable state law with respect to minimum wages for "tipped" employees may have an adverse impact on the Company.

DIRECT AND OCCUPANCY

    Direct and occupancy costs were 36.4% of sales for the third quarter of fiscal 1997, which was consistent with direct and occupancy costs of 36.4% during the same period of fiscal 1996, and increased to 36.1% of sales for the first thirty-nine weeks of fiscal 1997 compared to 35.6% of sales during the same period of last year. The increase in direct and occupancy costs as a percentage of sales was due primarily to fixed costs such as rent and depreciation at the Company's bagel restaurants being spread across a small sales base. If sales at the Company's bagel restaurants increase in the future, these fixed costs will decrease as a percentage of sales.

    Offsetting the increase in direct and occupancy costs as a percentage of sales at the Company's bagel restaurants was a decrease in direct and occupancy costs at the Company's Italian and steakhouse restaurants. This decrease was mainly due to a reduction in advertising and promotion expense to 2.6% of full-service restaurant sales during the first thirty-nine weeks of fiscal 1997 from 3.5% of full-service restaurant sales in the first thirty-nine weeks of fiscal 1996. The Company expects its advertising and promotion costs to increase to approximately 4.0% of sales for the remainder of fiscal 1997 as the phases of the Company's new advertising plan are implemented.

    The Company also expects to spend approximately 4.0% of bagel restaurant sales for advertising and promotion expenses in order to implement several direct mailing and local store marketing campaigns in the Dallas-Fort Worth, Texas area.

GENERAL AND ADMINISTRATIVE

    General and administrative costs as a percentage of sales decreased to 5.6% for the third quarter of fiscal 1997 from 6.2% of sales reported during the same quarter of last year, but increased to 7.1% for the first thirty-nine weeks of fiscal 1997 compared to 6.3% of sales for the same period of last year. The decrease in general and administrative costs for the third quarter of fiscal 1997 was due to the Company recording a recovery of a note receivable of $85,000. A reserve was established during the fourth quarter of fiscal 1996 to reserve for the entire $147,368 balance of an outstanding note receivable related to the closure of its Milwaukee, Wisconsin restaurant in fiscal 1995. During the third quarter of fiscal 1997, the Company negotiated a settlement amount of $85,000 for the entire balance of the note receivable. The settlement amount was received by the Company on April 1, 1997 and the Company has recorded the recovery of bad debt expense during the third quarter of fiscal 1997.

    The decrease in general and administrative costs at the Company's full-service restaurants was partially offset by increases in general and administrative expenses at the Company's bagel restaurants. The Company incurred approximately $56,000 and $156,000 of additional general and administrative costs related to operating additional bagel restaurants in the third quarter and the first thirty-nine weeks of fiscal 1997. The Company does not expect general and administrative costs at its full-service restaurants to increase significantly during the remainder of the fiscal year. General and administrative costs at the Company's bagel restaurants may increase slightly as the Company opens additional bagel restaurants during the remainder of the fiscal year.

IMPAIRMENT OF ASSETS WRITE-DOWN

    During the second quarter of fiscal 1997, the Company recognized an impairment loss of $640,286 for the long-lived assets at its Madison, Wisconsin restaurant. During this time period, a major national competitor opened a steakhouse restaurant in close proximity to the Company's restaurant. The competitor's restaurant has the Company's restaurant out-positioned in the market area, and sales at the Company's restaurant have suffered due to the opening of this restaurant. In addition, the Company attempted several advertising and promotional campaigns during the first twenty-six weeks of fiscal 1997 that did not produce the results management expected. Based on these items, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2005. Accordingly, the Company has fully written off the long-lived assets at this restaurant. See Consolidated Notes to Financial Statements, Note F.

OTHER INCOME (EXPENSE) NET

    Other income (expense) decreased to a net expense of $19,161 for the third quarter of fiscal 1997, down from a net expense of $5,662 reported in the same quarter of last year, and decreased to a net expense of $47,007 for the first thirty-nine weeks of fiscal 1997 from a net income of $1,037 during the same period of last year. This decrease in other income (expense) was primarily due to a decrease in investment income in fiscal 1997 as a result of fewer funds available for investment. In addition, interest expense increased during fiscal 1997 due to the additional debt financing that was arranged during the fourth quarter of fiscal 1996.

INCOME TAX EXPENSE (BENEFIT)

    The income tax expense for the third quarter of fiscal 1997 was $1,225 as compared to an income tax benefit of $37,750 for the third quarter of fiscal 1996. For the first thirty-nine weeks of fiscal 1997 the Company recorded an income tax benefit of $8,883 as compared to an income tax benefit of $102,750
for the same period of last year.   The fiscal 1996 tax benefit recorded was
limited to the amount of taxes recoverable from the carryback of losses; there was no tax benefit recorded for the carryforward of losses generated in the first thirty-nine weeks of fiscal 1997. The Company's fiscal 1997 tax benefit was due to the receipt of state and federal income taxes in excess of the amount recorded as an income tax receivable as of June 30, 1996. The fiscal 1997 tax benefit was offset by $5,700 of state and franchise taxes paid during the period.

    As of March 30, 1997, the Company has $144,000 of alternative minimum tax credit carryforwards and $1,824,000 of net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

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


                      LIQUIDITY AND CAPITAL RESOURCES

    At March 30, 1997 the Company had cash and cash equivalents on hand of $227,297, which represents a decrease of $1,375,639 from the $1,602,936 in cash and cash equivalents reported as of June 30, 1996. Net cash used in operating activities was $846,145 for the first thirty-nine weeks of fiscal 1997. In addition to the net loss of $1,904,889, the Company reduced its accounts payable balance by $395,646 during the first thirty-nine weeks of fiscal 1997. The reduction in the Company's accounts payable balance related primarily to payments made to vendors of $215,816 for capital expenditures for the Company's fourth bagel restaurant. These uses of cash were partially offset by non-cash depreciation expenses of $726,977 and an impairment of assets write-down of $640,286. In addition, the Company received proceeds from an income tax receivable of $165,576, and had increases in other accrued liabilities of $111,456.

    Net cash used in investing activities was $415,794 during the first thirty-nine weeks of fiscal 1997. This cash was used primarily for purchases of equipment and leasehold improvements for the Company's fifth bagel restaurant in the Dallas-Fort Worth, Texas area.

    Net cash used in financing activities was $113,700 for the first thirty-nine weeks of fiscal 1997. The net cash used in financing activities is the net amount of repayments of amounts due under the Company's debt financing of $163,700 and borrowings from the Chairman of the Board of Directors of the Company of $50,000.

    Big D Bagels, Inc. ("Big D"), a wholly-owned subsidiary of Ciatti's, Inc., entered into a Development Agreement with Bruegger's Franchise Corporation ("Bruegger's) effective January 1, 1995. This agreement requires Big D to build 30 bagel restaurants by July 1, 2001. During fiscal 1996, four bagel restaurants were built, thus meeting the initial terms of this agreement. Big D is required to open five additional bagel restaurants during fiscal 1997. As of April 30, 1997, Big D has opened two additional bagel restaurants and has entered into lease agreements for five additional bagel restaurant sites. The Company intends, however, to open bagel restaurants at a faster rate than that obligated under the Development Agreement, subject to available financing. The Company believes each new site will require approximately $350,000 for capital expenditures, including the initial franchise fee.

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

    On March 1, 1997, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission for the sale of $2 million of one-year and three-year fixed term notes. The Company plans to finance its working capital and capital resource needs with its current cash, future cash generated from operations, proceeds from the note offering and additional debt or equity financing. In addition, during the third quarter of fiscal 1997, the Company borrowed $50,000 from the Chairman of the Board of Directors of the Company and may borrow additional amounts pending the receipt of funds from other sources. The Company believes that these sources will be sufficient to enable it to satisfy its working capital needs for the next twelve months. If the Company decides to pursue a strategy of building bagel restaurants at a rate faster than that required by the Development Agreement, it may need funds in addition to those generated from the note offering. In such event, the Company will attempt to raise additional funds through debt or equity offerings. If the Company is unable to successfully raise funds from the note offering or the rights offering in a timely manner, it may be necessary for it to raise additional capital through other means of financing. Although the Company believes that it will be able to secure the necessary capital, there can be no assurances that the Company will be successful in such efforts.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    On October 1, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission for a Rights Offering to its existing shareholders. In response to Ciatti's filing of the Registration Statement, Bruegger's asserted that Bruegger's has certain rights of consent and of first refusal regarding any sale of securities of Ciatti's. Bruegger's is the franchisor and Big D, the Company's wholly-owned subsidiary, is the franchisee under a Development Agreement in which Big D has the exclusive right to develop Bruegger's bagel restaurants in the Dallas-Fort Worth, Texas area. Ciatti's believes that such rights exist only with respect to securities of Big D, who is the "Developer" under the Development Agreement between Big D and Bruegger's, and not with respect to Ciatti's, which is not a party to the Development Agreement.

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

    On April 23, 1997, the Company and Bruegger's held a settlement conference at which the parties reached an agreement in principle concerning the issues surrounding the litigation. The parties are in the process of finalizing documentation of the settlement. In connection with the settlement, the Court issued an order dismissing the action with prejudice, but reserving judisdiction for sixty (60) days to permit any party to move to reopen the action for good cause shown or to submit and file a stipulated form of final judgment or to seek enforcement of the settlement terms.

Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                   Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K

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

Dated May 12, 1997