Form 10KSB
period 1997-06-29
CIATTIS INC /DE/
filed 1997-09-25
CIK 802517

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB
(MARK ONE)
      /x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 29, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from       to
                                               -----    -----

                       COMMISSION FILE NUMBER:  0-16348

                                CIATTI'S, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

               MINNESOTA                                   41-1564262
     ------------------------------                        ----------
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                            5555 WEST 78TH STREET
                               EDINA, MN  55439
            -----------------------------------------------------
            (Address of principal executive offices and zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 941-0108

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $.01
                                                             PAR VALUE PER SHARE

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES  X   NO
                                            ---     ---

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB FOR ANY AMENDMENT TO THIS FORM 10-KSB. /X/

THE COMPANY'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $17,738,000.

ON SEPTEMBER 19, 1997, THE COMPANY HAD 742,819 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

THE AGGREGATE MARKET VALUE OF THE SHARES OF VOTING STOCK HELD BY
NON-AFFILIATES OF THE COMPANY (PERSONS OTHER THAN DIRECTORS AND OFFICERS) COMPUTED AT THE AVERAGE OF THE NASDAQ CLOSING BID AND ASK PRICE OF $2.00 PER SHARE ON SEPTEMBER 19, 1997 WAS APPROXIMATELY $656,592.

                     DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON NOVEMBER 13, 1997 IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Ciatti's, Inc. (the "Company") owns and operates seven full-service restaurants in Minnesota and Wisconsin. At September 17, 1997, these full-service restaurants included six Italian restaurants operating in Minnesota and Wisconsin under the name "Ciatti's Italian Restaurant" and one Steakhouse restaurant operating in Wisconsin under the name "Spurs Steakhouse & Saloon." During September 1997, the Company sold three Italian restaurants and the Company has entered into an agreement to sell a fourth restaurant in October 1997. DFW Bagels, Inc. ("DFW Bagels"), a wholly-owned subsidiary of the Company, has entered into an exclusive area development agreement with Bruegger's Franchise Corporation ("Bruegger's") to develop bagel bakeries in the Dallas-Fort Worth area. As of September 17, 1997, DFW Bagels is operating eight bagel bakeries in the Dallas-Fort Worth area.

RESTAURANT DEMOGRAPHICS

    FULL-SERVICE RESTAURANTS

    The Company currently operates five Italian restaurants in Minnesota and one Italian and one steakhouse restaurant in Wisconsin. The Company's Italian and steakhouse restaurants range in size from 6,500 to 9,800 square feet. Each seats between 70 and 100 customers in the lounge and between 110 and 220 customers in the dining area. Some of the Company's restaurants also offer outdoor patio dining on a seasonal basis.

    The following table sets forth the opening date and square footage of the Company's full-service restaurants:

                                                          APPROXIMATE
    DATE OPENED            LOCATION                      SQUARE FOOTAGE
    -----------            --------                      --------------

    September, 1984        Saint Paul, Minnesota             8,600
    February, 1985         Madison, Wisconsin                9,800
    November, 1988         Eden Prairie, Minnesota           7,800
    February, 1990         Maplewood, Minnesota              7,800
    November, 1990         St. Cloud, Minnesota (1)          6,700
    October, 1991          Edina, Minnesota                  6,500
    November, 1991         LaCrosse, Wisconsin               7,100
    _________________________________
    (1) The Company has entered into an agreement to dispose of the St. Cloud restaurant in October 1997.

    The Saint Paul restaurant is located in an urban area. The Madison, Eden Prairie, Maplewood and Edina restaurants are located in suburban areas. The St. Cloud restaurant is located in a community of approximately 50,000 residents, 50 miles northwest of the Minneapolis-St. Paul metropolitan area. The LaCrosse, Wisconsin restaurant is located in a community of approximately 50,000 residents, 90 miles southeast of the Minneapolis-Saint Paul metropolitan area. The actual cost of opening an Italian or steakhouse restaurant, including leasehold improvements, furniture, fixtures, and equipment and other pre-opening costs has varied from $480,000 to $930,000 per restaurant.

    The Company has not opened any Italian or steakhouse restaurants in recent years and has no plans to open any additional full-service restaurants in the future. In September 1997, the Company sold three of its full service restaurants and entered into an agreement to sell a fourth restaurant. The restaurants that were sold were located in Burnsville, Falcon Heights, and Woodbury, Minnesota, while the restaurant that the Company has entered into an agreement to sell is located in St. Cloud, Minnesota. The aggregate sales price of the three restaurants that were sold in September 1997 was approximately $925,000, of which $825,000 was paid in cash with the remaining $100,000 payable in monthly installments over a five year period. The net book value of the leasehold improvements and equipment as of June 29, 1997 at these three locations was approximately $479,000.

    The restaurants being sold will initially be operated as Ciatti's Italian Restaurants. The new owners have the right, however, to change the name at any time after the sale. The Company decided to sell these restaurants to focus on achieving and maintaining profitability at its remaining full-service restaurants and to generate cash to continue to expand the construction of Bruegger's bagel bakeries in the Dallas-Fort Worth area. During fiscal 1997, the three full-service restaurants that were sold by the Company in September 1997 generated approximately $5,025,000 of sales, net earnings of $53,000 and cash flows from operations of $275,000.

    BAGEL BAKERIES

    As of September 17, 1997, DFW Bagels operated eight bagel bakeries in the Dallas-Forth Worth area and has signed leases for an additional four bakeries. Generally, these bagel bakeries range in size from 2,100 to 3,000 square feet and seat between 45 and 50 customers. Most bagel bakeries also offer a limited area for outdoor patio dining. As a test, the Company opened a 520 square foot bagel bakery as part of a service station/convenience store in Irving, Texas during the last quarter of fiscal 1997. In the future, the Company plans to open bagel bakeries ranging in size from 1,800 to 2,200 square feet.

    The following table sets forth the opening date and square footage of the Company's bagel bakeries:

                                                          APPROXIMATE
    DATE OPENED            LOCATION                      SQUARE FOOTAGE
    -----------            --------                      --------------

    October, 1995          Plano (Lancer's Square)           3,000
    December, 1995         Plano (Shepard Place)             2,250
    February, 1996         Dallas (Preston Center)           2,500
    June, 1996             Fort Worth (Bowie)                2,130
    November, 1996         Dallas (Preston Campbell)         2,200
    April, 1997            Irving (Valley Ranch)               520
    June, 1997             Fort Worth (Fossil Creek)         2,100
    August, 1997           University Park (Southern         2,300
                            Methodist University)

RESTAURANT FORMATS

    ITALIAN RESTAURANTS

    The Company's restaurants have traditionally had an Italian format. The Company's Italian restaurants serve appetizers, pizza, soups, salads, sandwiches, pasta, chicken, seafood, bread and desserts, together with alcoholic and non-alcoholic beverages. Menu items are prepared at each restaurant pursuant to the Company's uniform recipes and ingredient specifications.

    The Company has traditionally designed the dining areas and lounges of its Italian restaurants to convey an atmosphere of casual elegance. The dining area of each restaurant features booths and individual tables with either chairs or banquettes. Each restaurant differs in interior design and decor, depending upon the location and nature of the space. The Company has recently redesigned one of its restaurants to be a more informal, open-kitchen style restaurant. Most restaurants accept reservations for a limited portion of their dining area. The Company has lounge areas, which have full-service liquor licenses, available in most restaurants for customers waiting to be seated for dining. In most of the Company's restaurants, appetizers and other menu items are available in the lounge as well as in the restaurant.

    Each Italian restaurant employs a standardized menu with entree prices ranging from $5.99 to $8.99 at lunch, and $7.99 to $14.99 at dinner. During fiscal year 1997, food sales comprised approximately 77% and beverage sales comprised approximately 23% of total full-service sales.

    The Company's Italian restaurants are typically open for lunch and dinner daily during the year, except for Thanksgiving, Christmas Eve and Christmas Day. Hours of operation may vary depending on local custom and customer traffic. Menu service is normally available from 11:00 a.m. to 10:00 p.m. (9:00 p.m. on Sunday). A Sunday brunch is served in some of the Minnesota restaurants from 10:00 a.m. to 2:00 p.m. Each restaurant's lounge is typically open from 11:00 a.m. until midnight (10:00 p.m. on Sundays). In addition to in-restaurant dining, all of the menu items are available for carry-out. Carry-out sales constitute a small portion of the Company's total sales.

    STEAKHOUSE RESTAURANT

    The Company's Madison, Wisconsin Spurs Steakhouse & Saloon restaurant has a more casual atmosphere than the Company's Italian restaurants, with a menu that features a Texas theme, featuring a variety of steaks, ribs, chicken, seafood, sandwiches, salads, soup and appetizers. Prices at the steakhouse restaurant range from $4.99 to $17.95 and the hours of operation are similar to those of the Company's Italian restaurants.

    BAGEL BAKERIES

    The Company's bagel bakeries specialize in 12 varieties of freshly baked bagels and branded cream cheeses, as well as freshly ground, premium branded coffee which is brewed fresh every 19 minutes. Bruegger's bagels are unique because certified bagel masters make the bagels by kettle-boiling them in malt and water and then baking them in a stone hearth oven. In addition, each bagel bakery offers deli-style bagel sandwiches, freshly-made soups, and other food and beverage items. The bagel bakeries are open from approximately 6:30 a.m. to 7:00 p.m. each day, depending upon location, and offer both carry-out and in-store dining.

    The design and general layout of the Company's bagel bakeries are based on plans and guidelines issued by Bruegger's. Bruegger's updated its plans and designs for all bagel bakeries in 1995 and all of the Company's existing bagel bakeries have been constructed following this new design. It is anticipated that the new design will be the national standard for a number of years. The Company's ability to make material changes to such design is limited and any such change requires the written approval of Bruegger's. The new design and ambiance is bright and clean looking, using materials to withstand heavy customer use.

    Bruegger's also issues standard plans for furniture, fixtures and equipment ("FF&E"), including standard menu boards and art work. The Company, similarly to other franchisees of Bruegger's, is required to equip each bakery with such FF&E. In a number of cases, Bruegger's offers franchisees an option to purchase major equipment from two different manufacturers.

RESTAURANT AND BAKERY OPERATIONS

    The Company has established uniform operational standards for all of its restaurants, which are maintained by each restaurant's management team in accordance with the Company's manuals that emphasize quality of ingredients, food preparation and presentation, maintenance of the restaurant premises and employee training and conduct.

    The Company's President supervises the operations of all restaurants with the assistance of a Director of Operations for the bagel bakeries. Additionally, a Vice President for Administration, a Corporate Controller and a Corporate Chef administer their respective areas of responsibility at the corporate office.

    Each restaurant normally employs a general manager and assistant managers. General managers have primary responsibility for restaurant operations, including customer relations, food service, cost control, maintenance, personnel, implementation of Company policies and procedures, and restaurant profitability. Assistant managers share day-to-day responsibility for restaurant operations. The Company has a bonus program to compensate its managers and assistant managers for achieving sales, service and profitability goals.

    Supervisory personnel visit each restaurant an average of one day a week. During these visits each aspect of the restaurant's operations is scrutinized to ensure that the restaurant is being operated in conformance with Company policies and procedures and that the Company's high levels of customer service are being maintained.

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

    The Company maintains centralized financial and accounting controls for its restaurants. Restaurant and bakery personnel are required to report sales and deposit information to the Company on a daily basis. On a weekly basis, general managers complete and forward to the Company a food and liquor inventory, supplier invoices, payroll reports and other various information.

RESTAURANT DEVELOPMENT

    The Company has entered into an exclusive development agreement with Bruegger's. Bruegger's was acquired in May 1996 by Quality Dining, Inc. As of May 11, 1997, Bruegger's, directly or through franchises, operated in 52 metropolitan markets in 32 states. In September

1997, Quality Dining, Inc. entered into a share exchange agreement under which it will sell Bruegger's Corporation back to its former owners. The Company believes the transaction will be completed during October 1997. See "Proposed Sale of Bruegger's Corporation by Quality Dining, Inc."

    All franchisees are required to open a contractually specified number of bakeries in their territory within a specified period of time or they will lose their territorial franchise rights. As of June 30, 1997, there were 475 bagel bakeries open for business, owned and operated by either Bruegger's or by franchisees. Although Bruegger's is generally considered the largest bagel concept in the country, there are several franchise or company-owned systems with aggressive development plans in direct competition in all areas of the country.

    The Company intends to devote significant resources to the development of its bagel bakeries. This decision to concentrate on Bruegger's reflects the Company's judgment concerning the potential market for bagel-based restaurant concepts, the continuing appeal of the Bruegger's format to customers and the Company's ability to successfully manage its growth. Under the terms of the agreement, the Company is required to build thirty bagel bakeries in the Dallas-Fort Worth area by July 1, 2001.

    The Company is concentrating its development efforts in the socioeconomic well-to-do areas of the greater Dallas-Fort Worth area. Experience gained from other Bruegger's franchises has shown that the typical customer tends to be well educated and financially well-off. As of September 17, 1997, six bagel bakeries have been opened in the north-central portion of the Dallas area, and two were opened in the Fort Worth area.

    The ability of the Company to open additional bagel bakeries will depend to a large degree on the availability of suitably sized spaces in desired areas at economically justifiable terms. Other bagel chains, as well as coffee houses, are vying for the same locations, thus providing strong competition for space.

    The cost of opening a new bagel bakery is approximately $370,000. The cost of leasehold improvements for the existing bakeries has averaged $175,000 per bakery, depending on the size of the space, contributions by the lessor and the condition of the buildings. The cost of equipment for the existing bakeries has averaged $150,000 for each bakery. Other pre-opening expenses, including design services, smallwares, training, and initial inventory is $45,000 for each bakery, including the initial franchise fee.

RELATIONSHIP WITH BRUEGGER'S AND QUALITY DINING

    The development by DFW Bagels of bagel bakeries is based upon franchise documents entered into between DFW Bagels and Bruegger's. The principal documents are a development agreement dated as of January 1, 1995 and amended on April 23, 1997 and franchise agreements pertaining to each existing bagel bakery. In September 1997, Quality Dining, Inc. entered into a share exchange agreement under which it will sell Bruegger's Corporation back to its former owners. The Company believes the transaction will be completed during October 1997. See "Proposed Sale of Bruegger's Corporation by Quality Dining, Inc."

    The development agreement, as amended, gives DFW Bagels the right to construct, own and operate bagel bakeries in the counties of Tarrant and Dallas, Texas and certain areas immediately north of the City of Dallas, including the City of Plano, Texas (the "Development Area"). The development agreement grants DFW Bagels the exclusive right and obligation to develop thirty bagel bakeries within the Development Area by July 1, 2001 on the following schedule:

                                         Minimum number
                                       of bagel bakeries
                                    DFW Bagels must have in
         Deadline                   Operation by Deadline
         --------                   ---------------------
         July 1, 1996                         4
         January 1, 1998                      9
         October 1, 1998                     14
         July 1, 1999                        19
         July 1, 2000                        24
         July 1, 2001                        30

    DFW Bagels is to choose the sites for the bagel bakeries at its sole expense but must seek site approval from Bruegger's in writing prior to beginning construction. The development agreement also defines the relationship of DFW Bagels to Bruegger's as that of independent contractor and states that none of the rights granted therein may be assigned or otherwise transferred. In addition, Ciatti's, Inc. agreed that any sales of its interest in DFW Bagels shall be subject to a right of first refusal and prior written consent by Bruegger's. Bruegger's has additional rights to acquire equity securities of Ciatti's, Inc. if Ciatti's stock ceases to be publicly traded.

    The development agreement may be renewed in one year increments after the initial term if DFW Bagels continues opening bagel bakeries at the rate of three per year. After five years of renewals, however, DFW Bagels is obligated to open only one bagel bakery per year.

    The development agreement gives DFW Bagels the exclusive right to operate bagel bakeries in the Development Area. The development agreement provides, however, that certain Bruegger's specialty products (specifically cheese spreads and related products) may be distributed by a third party through supermarkets, delicatessens, specialty food stores, convenience stores, and other wholesale and retail food stores within the Development Area, but in such event DFW Bagels has a right to act as distributor.

    The development agreement provides that if DFW Bagels breaches any term of the agreement, Bruegger's has the right to terminate the agreement.

    The development agreement provides that DFW Bagels and Bruegger's will enter into a predetermined franchise agreement for each bagel bakery opened by DFW Bagels. Each franchise agreement grants DFW Bagels the right to establish and operate the particular bagel bakery and to use the Bruegger's system and various trademarks. The franchise agreement designates the locations approved pursuant to the development agreement as the exclusive sites for the operation of the bagel bakeries. Under the terms of the franchise agreement, Bruegger's agrees to provide DFW Bagels with operation assistance, layout as well as manuals, training and annual audits. The franchise agreement also states that Bruegger's may at its discretion establish an Advertising Cooperative (the "Coop") for certain geographic areas and that if DFW Bagels operates a bagel bakery within such area it must immediately become a member of the Coop. DFW Bagels s duties under the franchise agreement include constructing bagel bakeries at its own expense from pre-approved plans and sending new managers to Bruegger's training program. DFW Bagels also agrees that its bagel bakeries will strictly conform to Bruegger's methods, such as its core products, management of the business, fixtures, furnishings, and maintenance, and that it will keep confidential the Operations and Bagel Production Manuals provided it. In consideration of the rights granted it, DFW Bagels is obligated to pay certain franchise and other fees to Bruegger's. Each franchise agreement has a term of twenty years and may be renewed in ten year increments. If DFW Bagels chooses to renew, the terms of the franchise agreement will change to whatever terms are being offered new franchisees at the time of renewal.

    As a result of a dispute between the Company and Bruegger's with respect to whether Bruegger's had the right to consent to issuances of securities by Ciatti's and a right of first refusal to purchase securities of Ciatti's, the Company commenced litigation against Quality Dining and Bruegger's in November 1996 in United States District Court for the District of Minnesota. Quality Dining and Bruegger's counterclaimed and the parties conducted
discovery.   In April 1997, in connection with the settlement of the lawsuit,
Ciatti's and Bruegger's entered into a Settlement Agreement. Under the terms of the Settlement Agreement, Bruegger's agreed to extend the dates on which the Company was required to complete the opening of certain bagel bakeries under the development agreement, and under certain circumstances the Company needs the consent of Bruegger's to issue securities and under certain circumstances Bruegger's has a right of first refusal with respect to the Company's securities.

PROPOSED SALE OF BRUEGGER'S CORPORATION BY QUALITY DINING, INC.

    In September 1997, Quality Dining, Inc. entered into a share exchange agreement under which it agreed to sell Bruegger's Corporation back to its former owners. Although the Company is unable to determine the effect of the sale upon it, the Company believes completion of this transaction will remove some of the uncertainty surrounding the status of Bruegger's in the bagel market place and may facilitate the Company's ability to expand and achieve profitability in the Dallas-Fort Worth market. The Company expects this transaction to close at the end of October 1997.

RELIANCE ON COMMISSARY OF THIRD PARTY

    Currently, the Company obtains its shaped bagel dough, as well as other food supplies from a commissary owned by Quality Dining, Inc. Based upon industry information, the Company does not consider it economically advantageous to invest in the construction of its own commissary until it has opened approximately ten to fifteen of its own bagel bakeries, which the Company expects to occur in fiscal 1998, subject to available financing. While the current arrangement represents the most cost effective way of obtaining bagel dough and other supplies, the closing of the commissary or the inability of the Company to receive its supplies from the commissary, would have a severe and immediate impact on the continuation of the Company's business in the Dallas-Fort Worth area.

FISCAL YEAR

    The Company's fiscal year ends on the Sunday closest to June 30 of each year. Therefore, the Company's fiscal years are either 52 or 53 week periods.

SEASONALITY

    The Company's full-service restaurant sales historically have been the highest during the period from July through December. The Company's bagel bakeries' highest sales have occurred during the period from September through May.

COMPETITION

    The restaurant industry is intensely competitive and is affected by changes in taste and eating habits of the public, local and national economic conditions affecting spending habits, population and traffic patterns. Menu, price, service, convenience, location, decor and atmosphere are all important competitive factors, with the relative importance of such factors varying among different segments of the consuming public. By serving high-quality food and beverages at reasonable prices in pleasant, casual surroundings, the Company seeks to appeal to a wide range of customers.

    Although the full-service Italian restaurant market segment is highly fragmented, a few regional and national chains compete directly against the Company in this market segment. Dardens' concept, The Olive Garden, is represented in the Company's Minnesota and Wisconsin markets. The Company's Italian and Steakhouse restaurants compete not only with other chain or locally owned restaurants with similar menus, but also with other full-service restaurants.

    For its bagel bakeries, the Company's primary competitors are several chain bagel operators offering menu items essentially similar to Bruegger's, all vying for speedy market penetration. For example, Einstein Bagels and Bagel Boulevard are represented in the Company's Development Area as well as are a number of local, owner-operated bagel shops which in several cases have developed a loyal local clientele. In addition, any quick-service or home-replacement meal restaurants are competing with the Company for breakfast or lunch customers.

    Through the Bruegger's concept, the Company does, however, differentiate itself from these competitors by providing its customers with bagels baked in small batches on site throughout the day using fresh, not frozen, dough. Additionally, by constructing and operating its own commissary to produce and distribute fresh dough daily, the Company will vertically integrate its bagel operations. This integration will allow the Company to provide its bagel customers with a consistently high-quality product and to minimize transportation and production costs.

ADVERTISING AND PROMOTION

    The Company develops and executes annual advertising and promotional programs customized to each of the markets in which the Company currently operates. The Company has budgeted 2.75% of its projected fiscal 1998 full-service restaurant sales for advertising. Under the terms of the franchise agreements with Bruegger's, the Company is required to spend approximately 4% of its sales from the bakeries for advertising and promotion, including advertising and promotions due in connection with Bruegger's efforts. Due to the small number of bagel bakeries currently existing in the franchise area, the majority of the Company's efforts in this respect are directed to local store marketing and direct mail. As part of its efforts to increase sales of its bagel bakeries, the Company intends to spend between 4% and 5% of bagel bakery sales for advertising in the near future. Television, radio or other wide coverage advertising could not be economically justifiable until a larger number of bakeries exists in the Company's territory.

GOVERNMENT REGULATION

    Various federal, state and local laws affect the Company's restaurant business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards and access for disabled persons. To date, federal and state environmental regulations have not had a material effect on the Company's operations. Varied and sometimes stringent requirements of local government bodies with respect to zoning, building codes, land use and environmental factors have, in the past, increased, and in the future can be expected to increase, the cost and time required for developing new restaurants or bakeries. In some instances the Company may have to obtain zoning variances and land use permits for its new restaurants or bakeries. A significant portion of the Company's Italian and steakhouse restaurant business is also derived from the sale of alcoholic beverages.
Any action by an alcoholic beverage control agency to suspend or revoke a restaurant's liquor license would have an adverse effect on that restaurant's business. The Company believes that it is operating in compliance with all material laws and regulations covering its operations.

    The Company is also subject to the Fair Labor Standards Act, which covers such matters as minimum wages, overtime and other working conditions. A significant portion of the Company's food service personnel are paid at rates above, but related to, the minimum wage. Although the Company plans to implement a menu-price increase at its full-service restaurants effective October 1, 1997 to offset the September 1, 1997 minimum wage increase, additional increases in state or federal minimum wage requirements or changes in applicable state law with respect to minimum wages for "tipped" employees may have an adverse impact on the Company.

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

    "BRUEGGER'S" and "BRUEGGER'S BAGEL BAKERY" are trademarks of Bruegger's Corporation. Under the terms of the development agreement, DFW Bagels has the right to use all trademarks associated with the Bruegger's bagels franchise in connection with the operation of bagel bakeries in the Dallas-Fort Worth area.

EMPLOYEES

    As of September 17, 1997, the Company employed approximately 854 persons, including 7 corporate employees, 52 restaurant and bakery managers and assistant managers, and 795 hourly restaurant and bakery employees. Hourly employees comprise approximately 93% of the Company's total work force and most work on a part-time basis. Other than corporate and restaurant management personnel, employees are paid on an hourly basis. No employees are covered by collective bargaining agreements and no work stoppages have occurred. The Company considers its employee relations to be good.

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

      NAME                     AGE               POSITION
------------------             ---        ----------------------

Phillip R. Danford             48         President and Director

Barney U. Uhlig                57         Vice President for
                                          Administration and Secretary

    Phillip R. Danford, a co-founder of the Company, has served as President of the Company since May 1992. Mr. Danford served as Vice President and Chief Operating Officer from November 1988 until May 1992. Mr. Danford has been a director of the Company since 1983. From 1982 to 1983, Mr. Danford was General Manager of the Company's Minneapolis restaurant and developed its menu, recipes, kitchen layout, and operating procedures. Phillip R. Danford is the brother of L.E. "Dan" Danford, Jr., Chairman of the Board of Directors of the Company.

    Barney U. Uhlig has been a Vice President of the Company since 1983 and became its Secretary in November 1992.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's existing restaurants are located in leased facilities, all of which the Company believes to be adequate. The Company owns all of the furniture, fixtures, and equipment in each of its restaurants. Leasehold improvements paid for by the Company generally will become the property of the landlord upon expiration or termination of a lease.

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

    The Company's leases for its bagel bakeries generally run for either five or ten years, and have an option to renew for one or two additional five year terms. The existing leases provide for a fixed rent for the primary term in an amount that varies with the location.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not subject to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "CIAT." The following table sets forth the range of high and low prices for the Company's Common Stock on the Nasdaq SmallCap Market for fiscal 1996 and 1997. The prices listed below indicate inter-dealer prices without retail mark up, mark down or commissions. They may not necessarily represent actual transactions.

FISCAL YEAR                                 LOW                 HIGH
                                            ---                 ----

1997 First Quarter                          $3.50                $5.00
     Second Quarter                          2.50                4.00
     Third Quarter                           2.50                2.50
     Fourth Quarter                          2.25                2.25

1996 First Quarter                          $3.75                $5.00
     Second Quarter                          4.00                6.125
     Third Quarter                           4.25                6.25
     Fourth Quarter                          2.75                5.25

    As of September 1, 1997, the Company had 79 shareholders of record, plus an additional 386,950 shares held by depository institutions for an undetermined number of additional shareholders. The total number of outstanding shares was 742,819.

    The Company has not paid cash dividends on its Common Stock in the past and does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                 COMPARISON OF FIFTY-TWO WEEKS ENDED JUNE 29, 1997 TO
                         FIFTY-TWO WEEKS ENDED JUNE 30, 1996

SALES

Sales for fiscal 1997 increased $148,617, or .8%, to $17,737,804 from fiscal 1996 sales of $17,589,187. The increase in consolidated sales during fiscal 1997 was due to an increase in sales at the Company's bagel bakeries which was offset by a decline in sales at the Company's full-service restaurants as described below.

Full-service restaurant sales of $15,811,370 for fiscal 1997 decreased 6.8% from sales of $16,962,135 for the same period of fiscal 1996. This decrease in full-service restaurant sales was due, in part, to the Company closing its Glendale, Wisconsin restaurant on September 8, 1996. After adjusting for the sale of this restaurant, year-to-date full-service restaurant sales were down $399,460, or 2.5%, when compared to the same period last year. The Company believes an extensive advertising campaign entered into during the third quarter of this year, which will extend through the first quarter of fiscal 1998, has had and will continue to have a positive influence on full-service restaurant sales. However, the continued competitiveness of the full-service restaurant industry may make sales increases difficult to achieve.

Bagel bakery sales of $1,926,434 for fiscal 1997 increased $1,299,382, or 207.2%, over bagel bakery sales of $627,052 for fiscal 1996. This increase in sales was primarily a function of the Company having seven bagel restaurants open as of June 29, 1997, while only having four bagel restaurants open as of June 30, 1996. The Company is required by its development agreement to have nine stores open by January 1, 1998 and thirty stores open by July 1, 2001.

COST OF FOOD AND BEVERAGE

The cost of food and beverage was 30.3% of sales in fiscal 1997, an increase from the 29.5% of sales reported in fiscal 1996. The increase in the cost of food and beverage for fiscal 1997 was primarily due to the Company's bagel bakery concept operating at higher cost levels than its full-service restaurants. In addition, increases during the first two quarters of this fiscal year in the costs of selected products at the Company's full-service restaurants occurred without corresponding menu price increases. The Company believes that its new menu at its full-service restaurants, which was implemented during the second and third quarters of fiscal 1997, has allowed the Company to stabilize the cost of food and beverage and does not expect the cost of food and beverage to increase significantly in the future.

LABOR AND BENEFITS

Labor and benefit costs were 35.5% of sales in fiscal 1997, an increase from the 34.9% of sales reported in fiscal 1996. The increase in labor and benefits costs as a percent of sales for fiscal 1997 was mainly due to the Company's bagel bakery concept operating at higher cost levels than its full-service restaurants. In addition, increases occurred in labor and benefit costs as a percentage of sales at the Company's full-service restaurants during the first and second quarters of the fiscal year. The Company believes that the introduction of a new menu at its full-service restaurants has helped the Company stabilize its labor and benefit costs and does not expect these costs to increase significantly in the future.

The federally mandated minimum wage increases which became effective October 1, 1996 did not have a significant impact on the Company's financial results. On September 1, 1997, another minimum wage increase became effective. In response to this wage increase, the Company plans to implement menu price increases at its full-service restaurants effective October 1, 1997. These increases are expected to offset the cost of the wage increases.

DIRECT AND OCCUPANCY

Direct and occupancy costs primarily include individual restaurant advertising, promotion, supplies, utilities, occupancy and depreciation expenses. These costs were 37.3% of sales in fiscal 1997, an increase from the 36.2% reported last year. This increase was due to the following three reasons. First, the Company increased its advertising and promotion costs from 3.6% of sales during fiscal 1996 to 4.5% of sales in fiscal 1997. Second, lower sales levels at the full-service restaurants caused fixed costs such as occupancy and depreciation to be spread over a smaller sales base, thus increasing those respective percentages as compared to sales. Third, the Company incurred significant costs related to the start-up of the bagel bakeries. The Company expects preopening costs relating to the start-up of bagel bakeries to remain at an average of $35,000 for each bakery, adjusted for inflation. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 4% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. In addition, the Company expects advertising and promotional expenses to approximate 2.75% of full-service restaurant sales during fiscal 1998.

GENERAL AND ADMINISTRATIVE

General and administrative costs were 7.4% of sales for fiscal 1997 and fiscal 1996. The Company incurred approximately $208,000 of additional general and administrative costs related to operating additional bagel bakeries in fiscal 1997. The Company also had increased professional fees which were partially offset by the recovery of a note receivable that had been fully reserved for.

WRITE-DOWN OF IMPAIRED ASSETS

Due to events occurring during fiscal 1997, the Company recognized an impairment loss of $640,286 for the long-lived assets at its Madison, Wisconsin restaurant. During fiscal 1997, a major national competitor opened a steakhouse restaurant in close proximity to the Company's restaurant. The competitor's restaurant has the Company's restaurant out-positioned in the market area, and sales at the Company's restaurant have suffered due to the opening of this restaurant. In addition, the Company attempted several advertising and promotional campaigns during the first half of fiscal 1997 that did not produce the results management expected. Based on these factors, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2005. Accordingly, the Company has fully written off the long-lived assets at this restaurant.

During fiscal 1996, the Board of Directors resolved to close its full-service restaurant located in Glendale, Wisconsin, effective September 8, 1996. Accordingly, the Company recorded a $77,691 charge during fiscal 1996 to write-off the assets at this location.

OTHER INCOME (EXPENSE), NET

Other income (expense) increased to a net expense of $69,140 in fiscal 1997 from a net expense of $17,601 in fiscal 1996. The Company's interest expense increased to $105,460 in fiscal 1997 from $92,634 in fiscal 1996 as a result of higher debt in 1997 due primarily to the construction of the Company's bagel bakeries. The Company's investment income decreased to $18,097 in fiscal 1997 from $59,526 in fiscal 1996 primarily as a result of fewer funds available for investment.

INCOME TAX BENEFIT

The income tax benefit for fiscal 1997 was $7,633 as compared to $160,000 in fiscal 1996. The fiscal 1996 tax benefit recorded reflects the amount of taxes recoverable from the carryback of losses; there was no tax benefit recorded for the losses generated during fiscal 1997. The Company's fiscal 1997 tax benefit was due to the receipt of state and federal income taxes in excess of the amount recorded as an income tax receivable as of June 30, 1996. The fiscal 1997 tax benefit was offset by $7,025 of state and franchise taxes paid during the year.

As of June 29, 1997, the Company has approximately $166,000 of alternative minimum tax credit carryforwards and $2,733,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

SEASONALITY

The Company's full-service restaurant sales historically have been the highest during the period from July through December. The Company's bagel bakeries' highest sales have occurred during the period from September through May.

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

                           LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1997, the Company had cash and cash equivalents on hand of $454,157, which represents a decrease of $1,148,779 from the $1,602,936 in cash and cash equivalents reported as of June 30, 1996. At June 29, 1997, the Company had a deficit in working capital of $1,871,619 compared to a deficit in working capital of $385,291 at June 30, 1996.

Net cash used in operating activities was $706,255 for fiscal 1997. During fiscal 1997, the Company incurred a net loss of $2,568,778. This use of cash was partially offset by non-cash depreciation and amortization expense of $1,002,942 and a write-down of impaired assets of $640,286. In addition, the Company received proceeds from an income tax receivable of $165,576.

Net cash used in investing activities was $414,320 during fiscal 1997 which is the net of $499,320, used primarily for purchases of equipment and leasehold improvements for the Company's fifth bagel bakery, and $85,000 recovered on a note receivable. The equipment and leasehold purchases for the Company's sixth and seventh bagel bakeries were financed with loans from construction companies.

Net cash used in financing activities was $28,204 for fiscal 1997. The net cash used in financing activities is the net of proceeds of borrowings from the Chairman of the Board of Directors of the Company of $100,000 and borrowings of $73,000 from a note offering commenced in June 1997, less payments of $201,204 due under other debt financing.

DFW Bagels, Inc. (DFW Bagels), a wholly-owned subsidiary of Ciatti's, Inc., has entered into an exclusive development agreement with Bruegger's Franchise Corporation (Bruegger's). This agreement, as amended in April 1997, requires DFW Bagels to build thirty bagel bakeries by July 1, 2001. During fiscal 1996, four bagel restaurants were built, thus meeting the initial terms of this agreement. During fiscal 1997, three additional bagel bakeries were opened. DFW Bagels is required to open two additional bagel bakeries by January 1, 1998. As of September 15, 1997, DFW Bagels opened one additional bagel bakery and has entered into lease agreements for four additional bagel bakery sites. The Company intends to open bagel bakeries at a faster rate than that obligated under the development agreement, subject to available financing. The Company believes each new site will require approximately $370,000 for capital expenditures, including the initial franchise fee.

The Company believes that the profitability of any individual bagel bakery often depends to a high degree on the penetration of a particular market by the bagel bakery operator. The Company believes that individual bagel bakeries will generally become profitable only after the Company has opened a number of bagel bakeries sufficient to make the franchise name well-known in that market. The Company estimates that in the Dallas-Fort Worth area the minimal number of bagel bakeries needed for such penetration is between twelve and twenty. If the Company is unable to achieve this level of penetration, its ability to achieve profitability may be affected. In addition, if the Company is unable to obtain adequate financing to open the bagel bakeries, it could have a material adverse effect on the Company's consolidated financial position or results of operations.

In June 1997, the Company commenced a note offering of $2,000,000 in one and three year notes. Through July 31, 1997, the Company had raised approximately $200,000 from the offering.

On August 8, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) for the sale of up to 3,000,000 units, each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock. The Registration Statement indicates that the units will be sold at a price of $2.25 per unit, with the warrant exercisable at a price of $5.00 until December 31, 2001. The offering will be made directly by the Company. The offering is being done on a minimum - maximum basis with a minimum of $2,000,000. The Registration Statement has not yet become effective.

In August 1997, the Company borrowed $300,000 from the Chairman of the Board of Directors of the Company and may borrow additional amounts.

During September 1997, the Company sold three of its full-service restaurants and entered into an agreement to sell an additional restaurant in October 1997. The restaurants are located in Burnsville, Falcon Heights, St. Cloud, and Woodbury, Minnesota. The sale of these restaurants will generate proceeds of approximately $1,500,000. The net book value of the leasehold improvements and equipment as of June 29, 1997 at these locations was approximately $663,000.
The restaurants being sold will initially be operated as Ciatti's Italian Restaurants-Registered Trademark-, however, the new operators have the right to change the name at any time after the sale. The Company decided to sell these restaurants to focus on achieving and maintaining profitability at its remaining full-service restaurants and to generate cash to continue to expand its bagel bakery concept in the Dallas-Fort Worth market. During fiscal 1997, the restaurants being sold generated approximately $6,913,000 of sales, net earnings of $203,000 and cash flows from operations of $488,000. The Company has no current intention of selling any of its other full-service restaurants.

The Company plans to finance its working capital and capital resource needs with its current cash, future cash generated from operations, and proceeds from its current and future debt and equity financing. The Company has explored several alternatives for lease financing and equipment financing for its bagel bakeries and believes that it will be able to obtain such financing when the Bruegger's divestiture is completed, as described below. The Company believes that these sources will be sufficient to enable it to satisfy its working capital needs for the next twelve months. If the Company decides to pursue a strategy of building bagel bakeries at a rate faster than that required by the development agreement, it may need funds in addition to those generated from the unit offering. In such event, the Company will attempt to raise additional funds through debt or equity offerings. If the Company is unable to successfully raise funds from the unit offering in a timely manner, it may be necessary for it to raise additional capital through other means of financing. Although the Company believes that it will be able to secure the necessary capital, there can be no assurance that the Company will be successful.

In May 1996, Bruegger's was purchased by Quality Dining, Inc. On May 12, 1997 Quality Dining, Inc. announced that its Board of Directors approved a plan to divest its Bruegger's bagel-related business. On September 3, 1997, Quality Dining, Inc. entered into a share exchange agreement under which it will sell Bruegger's to its former owners in exchange for their securities of Quality Dining, Inc. and certain other consideration. Consummation of the transactions is subject to the prior satisfaction of certain conditions. The Company believes the transactions will be consummated in October 1997.

FAILURE TO MEET CURRENT NASDAQ NATIONAL SMALLCAP MARKET REQUIREMENTS

The Company's common stock trades on the Nasdaq SmallCap Market. Under the rules of the Nasdaq SmallCap Market, an issuer must maintain shareholders' equity of at least $1,000,000. As a result of its net loss in fiscal 1997, the Company's shareholders' equity as of June 29, 1997 was approximately $606,000, which is less than the minimum required for continued inclusion on the Nasdaq SmallCap Market. In August 1997, Nasdaq advised the Company that it was not in compliance with the shareholders' equity requirement and indicated that it intended to delist the Company's common stock from the Nasdaq SmallCap Market. The Company has requested an exemption from the $1,000,000 shareholders' equity requirement on the basis that the Company had filed a registration statement for a public offering that, among other things, would raise sufficient funds to satisfy the $1,000,000 requirement. The Nasdaq staff denied the Company's request for the exemption. The Company has appealed the Nasdaq staff determination and requested an oral hearing with respect to this issue. The hearing has been scheduled for October 2, 1997. If the Company does not receive an exemption and does not otherwise raise additional capital in an amount sufficient to achieve compliance with the Nasdaq SmallCap shareholders' equity requirement, the Company's common stock could be delisted from the Nasdaq SmallCap Market and would trade on the Nasdaq "Bulletin Board" or in the over-the-counter market. This could have an adverse effect on the price and liquidity of the Company's common stock.

In addition, on August 25, 1997, the SEC approved new Nasdaq rules that require issuers of SmallCap securities to either (i) maintain net tangible assets (assets, excluding goodwill, less liabilities) of at least $2.0 million, (ii) achieve net income of at least $500,000 in the most recent fiscal year or in two of the three most recently completed fiscal years or
(iii) have a market capitalization of $35 million. This new requirement becomes applicable to Nasdaq SmallCap issuers, including the Company, on February 25, 1998. Although the Company believes that it will be able to achieve the $2.0 million net tangible assets requirements by February 25, 1998 by raising additional equity in the unit offering, there can be no assurance that the Company will be able to attain the required net tangible assets or meet either of the other requirements for continued inclusion in the Nasdaq SmallCap Market. If the Company is unable to achieve the minimum requirements for continued inclusion on the Nasdaq SmallCap Market, then its securities would trade on the Nasdaq "Bulletin Board" or in the over-the-counter market. This could have an adverse effect on the price and liquidity of the Company's common stock.

FORWARD LOOKING STATEMENTS

Statements included in this Annual Report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon the Company's ability to achieve and maintain profitability in its existing restaurants and, together with its subsidiary, DFW Bagels, Inc., to open additional Bruegger's Bagel Bakery restaurants and to operate those restaurants in a profitable manner. The Company's ability to achieve these goals will be affected by factors such as (i) the ability of the Company to generate funds from operations, obtain adequate restaurant financing on favorable terms and raise a significant amount of additional working capital,
(ii) the strength of the Bruegger's name, including in the areas in which the Company is the franchisee, (iii) the ability of the Company to locate and negotiate favorable leases for additional locations, (iv) the ability of the Company to hire, train and retain skilled restaurant management and personnel, and (v) the competitive environment within the restaurant industry.

ITEM 7.  FINANCIAL STATEMENTS

    1. FINANCIAL STATEMENTS. The following financial statements of the Company are included herein.

         Report of Independent Certified Public
         Accountants - Grant Thornton LLP

         Consolidated Balance Sheet as of June 29, 1997.

         Consolidated Statements of Operations for the fifty-two weeks ended June 29, 1997 and June 30, 1996.

         Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended June 29, 1997 and June 30, 1996.

         Consolidated Statements of Cash Flows for the fifty-two weeks ended June 29, 1997 and June 30, 1996.

         Notes to the Consolidated Financial Statements for the fifty-two weeks ended June 29, 1997 and June 30, 1996.

    2. PRO FORMA FINANCIAL STATEMENTS. The pro forma unaudited condensed consolidated financial statements of Ciatti's, Inc. reflecting the sale of three restaurants in September 1997 are included as Exhibit 99.1.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Ciatti's, Inc.

         We have audited the accompanying consolidated balance sheet of Ciatti's, Inc. and Subsidiary as of June 29, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two week periods ended June 29, 1997 and June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciatti's, Inc. and Subsidiary as of June 29, 1997, and the results of their consolidated operations and their cash flows for the fifty-two week periods ended June 29, 1997 and June 30, 1996, in conformity with generally accepted accounting principles.

         As discussed in note G to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of, effective July 1, 1996.


                                                    /s/ Grant Thorton LLP
Minneapolis, Minnesota
August 18, 1997 (except for note H, as to which the
 date is September 3, 1997 and note I, as to
 which the date is September 17, 1997)

                            CIATTI'S, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET

                                    JUNE 29, 1997

        ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                          $   454,157
 Receivables                                                             72,930
 Inventories                                                            146,598
 Prepaid expenses and other current assets                               83,574
 Assets held for sale                                                   663,108
                                                                     ----------
           Total current assets                                       1,420,367

PROPERTY AND EQUIPMENT
 Leasehold improvements                                               2,638,024
 Equipment                                                            3,870,418
 Automobiles                                                             15,058
                                                                     ----------
                                                                      6,523,500
 Less accumulated depreciation and amortization                      (3,281,305)
                                                                     ----------
                                                                      3,242,195
                                                                     ----------

                                                                    $ 4,662,562
                                                                     ----------
                                                                     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term obligations
    Related party                                                  $   100,000
    Other                                                              779,807
 Accounts payable                                                     1,369,290
 Accrued salaries and wages                                             322,071
 Other accrued liabilities                                              720,818
                                                                     ----------
           Total current liabilities                                  3,291,986

LONG-TERM OBLIGATIONS, less current maturities                          764,467

COMMITMENTS AND CONTINGENCIES                                              --

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 10,000,000 shares;
  no shares issued or outstanding                                          --
 Common stock, $.01 par value; authorized 10,000,000 shares;
  issued and outstanding 742,819 shares                                   7,428
 Additional paid-in capital                                           4,335,214
 Accumulated deficit                                                 (3,736,533)
                                                                     ----------
                                                                        606,109
                                                                     ----------
                                                                    $ 4,662,562
                                                                     ----------
                                                                     ----------
       The accompanying notes are an integral part of these statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996


                                                     1997              1996
                                                  -----------       -----------

Sales
 Full-service restaurants                         $15,811,370       $16,962,135
 Bagel bakeries                                     1,926,434           627,052
                                                   ----------        ----------

           Total sales                             17,737,804        17,589,187

Cost of food and beverage                           5,371,297         5,191,186
                                                   ----------        ----------

           Gross profit                            12,366,507        12,398,001

Operating expenses
 Labor and benefits                                 6,304,321         6,144,829
 Direct and occupancy                               6,624,350         6,375,300
 General and administrative                         1,304,821         1,305,619
 Write-down of impaired assets                        640,286            77,691
                                                   ----------        ----------
                                                   14,873,778        13,903,439
                                                   ----------        ----------

           Loss from operations                    (2,507,271)       (1,505,438)

Other income (expense)
 Interest expense                                    (105,460)          (92,634)
 Investment income                                     18,097            59,526
 Other, net                                            18,223            15,507
                                                   ----------        ----------
                                                      (69,140)          (17,601)
                                                   ----------        ----------

           Loss before income taxes                (2,576,411)       (1,523,039)

Income tax benefit                                      7,633           160,000
                                                   ----------        ----------

           Net loss                               $(2,568,778)      $(1,363,039)
                                                   ----------        ----------
                                                   ----------        ----------

Net loss per common share                         $     (3.46)      $     (1.85)
                                                   ----------        ----------
                                                   ----------        ----------

Weighted average number of common
 shares outstanding during the year                   742,819           736,917
                                                   ----------        ----------
                                                   ----------        ----------


       The accompanying notes are an integral part of these statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



                                          Common stock                        Retained
                                       ------------------    Additional       earnings
                                                    Par        paid-in      (accumulated
                                        Shares     value       capital         deficit)          Total
                                       --------   -------    ----------     ------------     -----------
Balance at July 2, 1995                 732,486    $7,325    $4,332,921     $   195,284      $ 4,535,530

 Common stock issued pursuant
  to exercise of stock options,
  net of 4,207 shares redeemed           10,333       103         2,293            --              2,396

 Net loss                                  --        --            --        (1,363,039)      (1,363,039)
                                        -------     -----     ---------      ----------       ----------

Balance at June 30, 1996                742,819     7,428     4,335,214      (1,167,755)       3,174,887

 Net loss                                  --        --            --        (2,568,778)      (2,568,778)
                                        -------     -----     ---------      ----------       ----------

Balance at June 29, 1997                742,819    $7,428    $4,335,214     $(3,736,533)     $   606,109
                                        -------     -----     ---------      ----------       ----------
                                        -------     -----     ---------      ----------       ----------

       The accompanying notes are an integral part of these statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



                                                                    1997             1996
                                                                 ----------       ----------
Operating activities:
 Net loss                                                       $(2,568,778)     $(1,363,039)
 Adjustment to reconcile net loss to cash
  provided by (used in) operating activities:
   Provision for (recovery of) losses on note receivable            (85,000)         147,368
   Depreciation and amortization                                  1,002,942          920,358
   Write-down of impaired assets                                    640,286           77,691
   Changes in operating assets and liabilities:
    Receivables                                                     (21,427)        (14,753)
    Income taxes receivable                                         165,576         (44,419)
    Inventories                                                      38,240           3,830
    Prepaid expenses and other current assets                        95,617         (41,240)
    Accounts payable                                                 43,012         415,612
    Accrued salaries and wages                                       15,223           7,080
    Other accrued liabilities                                       (31,946)         60,827
                                                                 ----------       ---------

          Net cash provided by (used in)
           operating  activities                                   (706,255)        169,315

Investing activities:
 Purchases of leasehold improvements and equipment                 (499,320)     (1,459,233)
 Receipts on note receivable                                         85,000          11,079
 Payment for preferred stock subscription                              --          (150,000)
 Refund of preferred stock subscription payments                       --           600,000
 Redemption of held-to-maturity securities                             --            97,232
                                                                 ----------       ---------

          Net cash used in investing activities                    (414,320)       (900,922)

Financing activities:
 Proceeds from the exercise of stock options                           --             2,396
 Proceeds from long-term obligations                                173,000         396,058
 Payments of long-term obligations                                 (201,204)       (160,432)
                                                                 ----------       ---------

          Net cash provided by (used in)
           financing activities                                     (28,204)        238,022
                                                                 ----------       ---------

Net decrease in cash and cash equivalents                        (1,148,779)       (493,585)

Cash and cash equivalents at beginning of fiscal year             1,602,936       2,096,521
                                                                 ----------       ---------

Cash and cash equivalents at end of fiscal year                 $   454,157     $ 1,602,936
                                                                 ----------       ---------
                                                                 ----------       ---------

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



                                                                     1997           1996
                                                                   ---------      ---------
Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest                                                          $ 105,213      $  89,040
 Income taxes                                                          5,000          3,750

Supplemental schedule of noncash investing and financing activities:

 Leasehold improvements that were included in
  accounts payable at end of fiscal year                           $  15,262      $ 209,273
 Leasehold improvements that were acquired by
  issuance of long-term obligations                                  566,485           --

During fiscal year 1997 and 1996, the Company recorded write-downs of impaired assets in connection with two of its restaurants (note G). The effect of these write-downs was to reduce the Company's assets as follows:

             Building                                              $ 610,829      $    --
             Equipment                                               620,710        409,878
             Leasehold improvements                                  231,229        322,044
             Accumulated depreciation and amortization              (822,482)      (654,231)
                                                                    --------       --------

Write-down of impaired assets                                      $ 640,286      $  77,691
                                                                    --------       --------
                                                                    --------       --------

       The accompanying notes are an integral part of these statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996




NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Ciatti's, Inc. (Ciatti's) and its wholly-owned subsidiary, DFW Bagels, Inc. (DFW Bagels), formally Big D Bagels, Inc., collectively referred to as the "Company." Significant intercompany accounts and transactions have been eliminated.

    NATURE OF BUSINESS

    The Company owns and operates ten full-service restaurants in Minnesota and Wisconsin. Included in these full-service restaurants are nine Italian restaurants operating in Minnesota and Wisconsin under the name "Ciatti's Italian Restaurant-Registered Trademark-" and one steakhouse restaurant operating in Wisconsin under the name "Spurs Steakhouse & Saloon-Registered Trademark-." Subsequent to June 29, 1997, four of the full-service restaurants were sold (note I). DFW Bagels has entered into an exclusive development agreement with Bruegger's Franchise Corporation (Bruegger's) to develop bagel bakeries in the Dallas-Fort Worth area. DFW Bagels owns and operates seven bagel bakeries in the Dallas-Fort Worth, Texas area (note
    H). Subsequent to June 29, 1997, the eighth bagel bakery was opened. All bagel bakeries operate under the name "Bruegger's Bagel Bakery" pursuant to the terms of the Bruegger's development agreement and related franchise documents.

    CASH AND CASH EQUIVALENTS

    The Company considers marketable securities purchased with an original maturity of three months or less to be cash equivalents.

    The Company has approximately $165,000 of cash at one bank at June 29, 1997.

    Cash equivalents consist of money market funds. The cost of these funds approximate fair value, and there are no unrealized gains or losses. Cash and cash equivalents consist of the following at June 29, 1997:

             Cash                                         $444,899
             Money market funds                              9,258
                                                          --------
                                                          $454,157
                                                          --------
                                                          --------

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. If facts or changes in circumstances indicate that an impairment of property and equipment may have occurred, management reviews all evidence available to determine whether the carrying value of property and equipment should be reduced (see note G).

    Depreciation and amortization of property and equipment are provided on the straight-line method over the following useful lives:

                                                               YEARS
                                                               -----

             Leasehold improvements                            5 - 10
             Equipment                                         3 - 10
             Automobiles                                         3

    Accelerated depreciation methods are used for tax purposes.

    EMPLOYEE BENEFITS

    The Company acts as a self-insurer for employee medical plans. Specific stop loss insurance coverage is maintained for catastrophic claims. Losses and claims are recorded based upon actual and estimated losses and claims outstanding.

    PRE-OPENING COSTS

    Expenses related to the opening of new restaurants and the hiring and training of personnel are expensed as incurred.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

    ADVERTISING AND PROMOTION COSTS

    The Company expenses advertising and promotion costs when incurred. Advertising and promotion costs were $790,407 and $640,233 for fiscal 1997 and 1996.

    EMPLOYEE STOCK OPTIONS

    The Company's employee stock option plans are accounted for under the intrinsic value method.

    NET LOSS PER COMMON SHARE

    Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year.

    FISCAL YEAR

    The Company's fiscal year is a fifty-two, fifty-three week year which ends on the Sunday closest to the last day in June. Interim quarters end on the Sunday closest to the last day of September, December and March.

    FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share," which is effective for fiscal year 1998. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

    The FASB also issued SFAS 130, "Reporting Comprehensive Income," which requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Additionally, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements will be effective in fiscal year 1999.

    The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

    USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain 1996 amounts have been reclassified to conform with the 1997 presentation.


NOTE B  -  LONG-TERM OBLIGATIONS

    Long-term obligations at June 29, 1997 consist of the following:

      Unsecured notes payable to an officer and shareholder;
       interest at 10.5%; payable in quarterly installments
       through June 1, 1998                                           $  100,000

      Unsecured notes payable to two construction companies;
       interest at prime plus 3% (effective rate of 11.5%);
       payable in monthly installments through June 23, 1998             566,485

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE B  -  LONG-TERM OBLIGATIONS  -  Continued

      Note payable to a financial institution, collateralized
       by inventory, receivables and property of the Company;
       interest at 11.5%; payable in monthly installments
       through December 2000                                          $  211,975

      Notes payable to a financial institution, collateralized
       by certain equipment and fixtures of DFW Bagels; interest
       at 10.5%; payable in monthly installments through May 2001        315,317

      Subordinated notes payable (a)                                      73,000

      Obligation under capital lease (note D)                            377,497
                                                                       ---------
                                                                       1,644,274
      Less current maturities                                            879,807
                                                                       ---------
                                                                      $  764,467
                                                                       ---------
                                                                       ---------

    (a) During the fiscal year ended June 29, 1997, the Company authorized the issuance of up to $2,000,000 in subordinated fixed-rate notes with maturities of either one year (9% notes) or three years (9.25% notes). Interest is payable semi-annually on January 1 and July 1. As of June 29, 1997, the Company has issued $53,000 in one-year notes due through June 25, 1998 and $20,000 in three-year notes due through June 25, 2000. Subsequent to June 29, 1997, approximately $118,000 of one-year notes and $8,000 of three-year notes were issued.

    Aggregate maturities of long-term obligations, are as follows:

          FISCAL YEAR ENDING
          ------------------

                 1998                                     $  879,807
                 1999                                        178,180
                 2000                                         218,038
                 2001                                         156,210
                 2002                                          52,127
                 2003 and thereafter                          159,912
                                                            ---------

                                                           $1,644,274
                                                            ---------
                                                            ---------

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE B  -  LONG-TERM OBLIGATIONS  -  Continued

    Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, management believes the fair value of these obligations approximates the carrying value at June 29, 1997.

NOTE C  -  INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                       1997            1996
                                                      --------        ---------
     Current
      Federal                                         $(14,658)       $(167,000)
      State                                              7,025            7,000
     Deferred                                             --               --
                                                       -------         --------

                                                      $ (7,633)       $(160,000)
                                                       -------         --------
                                                       -------         --------

    The actual income tax benefit differs from the "expected" tax benefit computed by applying the U.S. corporate income tax rate of 34% to loss before income taxes as follows:

                                                       1997             1996
                                                     ---------         --------
     Computed "expected" tax benefit                $ (875,980)       $(517,833)
     State income taxes, net of Federal tax effect    (114,697)         (42,048)
     Change in valuation allowance                   1,035,000          355,000
     Other                                             (51,956)          44,881
                                                     ---------         --------
              Actual income tax benefit             $   (7,633)       $(160,000)
                                                     ---------         --------
                                                     ---------         --------

    At June 29, 1997, the Company has approximately $166,000 of alternative minimum tax credit carryforwards available to reduce income taxes payable in future years. These credits are available for carryforward until fully utilized. In addition, the Company has other tax credit carryforwards of $57,000 which expire in 1998. The Company has approximately $2,733,000 of net operating loss carryforwards which expire through the year 2012.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE C  -  INCOME TAXES  -  Continued

    The components of deferred tax assets (liabilities) were comprised of the following:

                                                           1997         1996
                                                       -----------    ---------
     Deferred tax assets:
      Tax credit carryforwards                         $   223,000    $ 201,000
      Net operating loss carryforwards                   1,076,000      228,000
      Gift certificates                                    154,000      168,000
      Reserve for note receivable                             --         59,000
      Capital lease obligation                             151,000      164,000
      Other                                                 86,000       83,000
                                                        ----------     --------

            Total deferred tax assets                    1,690,000      903,000

     Deferred tax liabilities:
      Fixed asset bases recovery differences               (10,000)    (258,000)
                                                        ----------     --------

      Net deferred tax asset before valuation allowance  1,680,000      645,000
     Valuation allowance                                (1,680,000)    (645,000)
                                                        ----------     --------

      Net deferred tax asset                           $      --      $    --
                                                        ----------     --------
                                                        ----------     --------

NOTE D  -  LEASES

    The Company conducts its operations from leased facilities. The lease agreements are noncancelable, include various renewal options and expire on various dates through 2008. During 1997, the building under capital lease was fully written off (note G).

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996


NOTE D  -  LEASES  -  Continued

    Future minimum lease payments under noncancelable operating leases (as adjusted for sale of four restaurants subsequent to year end (note I)) and the present value of future minimum capital lease payments as of June 29, 1997 are:

                                           Facility       Capital       Total
     Fiscal year ending                    rentals         lease       rentals
     ------------------                   ----------      -------     ----------

       1998                               $1,333,531     $ 70,062     $1,403,593
       1999                                1,172,091       70,062      1,242,153
       2000                                  966,407       70,062      1,036,469
       2001                                  915,308       70,062        985,370
       2002                                  894,133       70,062        964,195
       2003 and thereafter                 2,110,714      180,924      2,291,638
                                           ---------      -------      ---------

       Total minimum lease payments       $7,392,184      531,234     $7,923,418
                                           ---------      -------      ---------
                                           ---------      -------      ---------

       Less amount representing interest
        imputed at a rate of approximately 15%            153,737
                                                          -------

       Present value of net minimum capital
        lease payments                                   $377,497
                                                          -------
                                                          -------

    Rent expense under noncancelable operating leases was $1,398,718 and $1,291,264 during fiscal years 1997 and 1996.

    Certain of the Company's leases have contingent rentals based upon sales volumes above specified levels. There has been no contingent rent expense in fiscal years 1997 or 1996. Real estate taxes, insurance and maintenance expense are generally obligations of the Company and, accordingly, are not included as part of the rental payment.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE E  -  SHAREHOLDERS' EQUITY

    STOCK OPTIONS

    The Company's 1984 and 1993 Stock Option Plans provide that stock options to purchase an aggregate of 212,500 shares of common stock may be granted to officers and key employees. The plans provide for the granting of incentive and nonqualified options.

    Under both plans, incentive stock options may not be granted at a purchase price less than the fair market value of the common shares on the date of the grant (or for an option granted to a person holding more than 10 percent of the Company's voting stock at less than 110 percent of the fair market value). Under both plans, the option term is fixed at the date of grant and may not exceed ten years from the date the option is granted (except that an incentive stock option granted to a person holding more than 10 percent of the Company's voting stock may be exercisable only for five years). Options become exercisable in installments generally over five years. No compensation expense has been recorded by the Company during fiscal years 1997 and 1996.

    A summary of the Company's stock option transactions during fiscal years 1997 and 1996 is as follows:

                                              1997                 1996
                                       -------------------  -------------------
                                                  Weighted             Weighted
                                                  Average              Average
                                                  Exercise             Exercise
                                        Shares     Price     Shares     Price
                                       --------   --------  --------   --------
     Outstanding at beginning of year   66,171     $2.50     77,236     $2.27
      Exercised                           --         --     (14,540)     1.71
      Granted                            1,500      3.00      4,000      4.14
      Forfeited                         (9,092)     2.19       (525)     1.90
      Expirations                         (188)     2.20       --         --
                                        ------               ------

     Outstanding at end of year         58,391     $2.58     66,171     $2.50
                                        ------               ------
                                        ------               ------

     Options exercisable at end of
      year                              40,493     $2.57     29,950     $2.73
                                        ------               ------
                                        ------               ------

     Weighted average fair value of
      options granted during the year              $1.80                $2.35

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE E  -  SHAREHOLDERS' EQUITY  -  Continued

    The following applies to grants that are outstanding at June 29, 1997:

                                 Options Outstanding                   Options Exercisable
                      -----------------------------------------     -------------------------
                                      Weighted
                                       Average         Weighted                      Weighted
        Range of                      Remaining         Average                       Average
        Exercise        Number        Contractual      Exercise       Number         Exercise
         Prices       Outstanding        Life            Price      Exercisable        Price
     --------------   -----------     -----------      --------     -----------      --------
     $1.50 to $2.00       42,191        3 years         $ 1.82         33,243         $ 1.85
     $3.00 to $3.32       11,500        7 years           3.13          3,750           3.14
     $5.00 to $5.50        2,750        5 years           5.27          1,550           5.10
         $8.00             1,200        4 years           8.00          1,200           8.00
        $18.00               750        2 years          18.00            750          18.00
                          ------                                       ------

                          58,391                                       40,493
                          ------                                       ------
                          ------                                       ------

    The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which introduced an alternative method for recognizing compensation costs based upon the fair value of the awards on the date they are granted. SFAS 123 allows entities to continue to account for stock options using the intrinsic value method, provided pro forma net earnings (loss) and net earnings (loss) per share, as if the fair value based method had been used, are disclosed. The effects on the Company's pro forma net loss and net loss per share, had the fair value based method been used, was not material for fiscal years 1997 and 1996. These effects may not be representative of the future effects of applying this statement.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used in fiscal years 1997 and 1996: zero dividend yield; expected volatility of 49.76 percent and 52.41 percent; risk-free interest rates of 6.63 percent and 6.23 percent; and expected lives of seven years and six years.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE E  -  SHAREHOLDERS' EQUITY  -  Continued

    PUBLIC OFFERING

    On August 8, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) for the sale of up to 3,000,000 units, each unit consisting of one share of common stock and a warrant to purchase an additional share of common stock. The Registration Statement indicates that the units will be sold at a price of $2.25 per unit, with the warrant exercisable at a price of $5.00 until December 31, 2001. The offering will be made directly by the Company. The offering is being done on a minimum - maximum basis with a minimum of $2,000,000. The Registration Statement has not yet become effective.

    FAILURE TO MEET CURRENT NASDAQ NATIONAL SMALLCAP MARKET REQUIREMENTS

    The Company's common stock trades on the Nasdaq SmallCap Market. Under the rules of the Nasdaq SmallCap Market, an issuer must maintain shareholders' equity of at least $1,000,000. As a result of its net loss in fiscal 1997, the Company's shareholders' equity as of June 29, 1997 was approximately $606,000, which is less than the minimum required for continued inclusion on the Nasdaq SmallCap Market. In August 1997, Nasdaq advised the Company that it was not in compliance with the shareholders' equity requirement and indicated that it intended to delist the Company's common stock from the Nasdaq SmallCap Market. The Company has requested an exemption from the $1,000,000 shareholders' equity requirement on the basis that the Company had filed a registration statement for a public offering that, among other things, would raise sufficient funds to satisfy the $1,000,000 requirement. The Nasdaq staff denied the Company's request for the exemption. The Company has appealed the Nasdaq staff determination and requested an oral hearing with respect to this issue. The Company expects the hearing to occur during October 1997. If the Company does not receive an exemption and does not otherwise raise additional capital in an amount sufficient to achieve compliance with the Nasdaq SmallCap shareholders' equity requirement, the Company's common stock could be delisted from the Nasdaq SmallCap Market, which could have an adverse effect on the price and liquidity of the Company's common stock.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE E  -  SHAREHOLDERS' EQUITY  -  Continued

    In addition, on August 25, 1997, the SEC approved new Nasdaq rules that require issuers of SmallCap securities to either (i) maintain net tangible assets (assets, excluding goodwill, less liabilities) of at least $2.0 million, (ii) achieve net income of at least $500,000 in the most recent fiscal year or in two of the three most recently completed fiscal years or
    (iii) have a market capitalization of $35 million. This new requirement becomes applicable to Nasdaq SmallCap issuers, including the Company, on February 25, 1998. Although the Company believes that it will be able to achieve the $2.0 million net tangible assets requirements by February 25, 1998 by raising additional equity in the unit offering, there can be no assurance that the Company will be able to attain the required net tangible assets or meet either of the other requirements for continued inclusion on the Nasdaq SmallCap Market. If the Company is unable to achieve the minimum requirements for continued inclusion on the Nasdaq SmallCap Market, then its securities would trade on the Nasdaq "Bulletin Board" or in the over-the-counter market. This could have an adverse effect on the price and liquidity of the Company's common stock.

NOTE F  -  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) salary savings plan. Under this plan, employees who meet eligibility requirements, as defined in the plan, may elect to defer a portion of their salary into the plan, up to certain limits set by law. At the discretion of the Company, matching contributions equal to a percentage of the salary deferred by the employee may be made. The matching contribution is determined by the Company on a calendar year basis. For the plan years ending December 31, 1997 and 1996, the Company approved a match of 100% of the employee's elected salary deferral up to a maximum of 3% of the employee's gross wages. Company matching contributions were $42,814 and $48,642 for fiscal years 1997 and 1996.

NOTE G  -  IMPAIRMENT OF ASSETS

    The Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective July 1, 1996. SFAS 121 establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The effect of implementation of SFAS 121 on July 1, 1996 did not have a material effect on the Company's financial position. Due to events occurring during fiscal year 1997, the Company recognized an impairment of the long-lived assets at the Company's Madison, Wisconsin restaurant.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE G  -  IMPAIRMENT OF ASSETS  -  Continued

    Based on several factors, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2005. As a result of the projected operating losses and future cash flow deficits, the Company has fully written off, during fiscal year 1997, the long-lived assets at this restaurant as follows:

         Building                                        $ 610,829
         Equipment                                         620,710
         Leasehold improvements                            231,229
         Accumulated depreciation and amortization        (822,482)
                                                          --------

            Write-down of impaired assets                $ 640,286
                                                          --------
                                                          --------

    The effect of the above write-down was to increase the Company's net loss for fiscal year 1997 by $640,286 or $.86 per share.

    During fiscal year 1996, the Board of Directors resolved to close the Glendale, Wisconsin, restaurant during September 1996. During August 1996, an agreement was entered into with the landlord which released the Company from the remainder of its lease obligations in exchange for the remaining leasehold improvements and equipment at this location. Accordingly, during fiscal 1996, the Company wrote off the assets as follows:

         Equipment                                       $ 409,878
         Leasehold improvements                            322,044
         Accumulated depreciation and amortization        (654,231)
                                                          --------

            Write-down of impaired assets               $   77,691
                                                          --------
                                                          --------

    Also during fiscal year 1996, the Company recorded a reserve of $147,368 for the entire balance of an outstanding note receivable related to the closure of its Milwaukee, Wisconsin, restaurant.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE G  -  IMPAIRMENT OF ASSETS  -  Continued

    The net effect of the above was to increase the net loss for fiscal year 1996 by $225,059 or $.31 per share.

    During fiscal year 1997, the Company recovered $85,000 of the note receivable and recorded the recovery of bad debt expense.


NOTE H  -  BRUEGGER'S BAGEL BAKERY DEVELOPMENT AGREEMENT

    DFW Bagels has entered into an exclusive development agreement with Bruegger's to develop bagel bakeries in the Dallas-Fort Worth, Texas area. The agreement, as amended on April 23, 1997, requires DFW Bagels to build 30 bagel bakeries by July 2001. DFW Bagels opened four bagel bakeries during fiscal year 1996, three during fiscal year 1997, and one additional bagel bakery was opened subsequent to June 29, 1997. Pursuant to the amended agreement, DFW Bagels is required to have nine bagel bakeries opened by January 1, 1998 and 14 opened by October 1, 1998.

    The Company is in the process of attempting to raise funds to open the additional bagel bakeries. The inability of the Company to obtain adequate financing to open the required bagel bakeries could have a severe and immediate effect on the continuation of the Company's bagel bakery business in Dallas-Fort Worth and could have a material adverse effect on the Company's consolidated financial position or results of operations.

    Under the amended development agreement, each bakery has a separate franchise agreement which requires DFW Bagels to pay a $20,000 franchise fee upon the opening of each bagel bakery, and 5% of bagel bakery gross sales as a royalty fee. In addition, DFW Bagels is required to contribute 2% of bagel bakery gross sales to an advertising fund established by Bruegger's and to expend 2% of bagel bakery gross sales for its own advertising.

    Under the terms of the amended development agreement, under certain circumstances the Company needs the consent of Bruegger's to issue securities and under certain circumstances Bruegger's has a right of first refusal with respect to the Company's securities.

    During fiscal 1997, the Company was in default of one of the terms of the development agreement and obtained a waiver from Bruegger's.

                            CIATTI'S, INC. AND SUBSIDIARY

            FOR THE FIFTY-TWO WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996



NOTE H  -  BRUEGGER'S BAGEL BAKERY DEVELOPMENT AGREEMENT  -
            Continued

    In May 1996, Bruegger's was purchased by Quality Dining, Inc. On May 12, 1997, Quality Dining, Inc. announced that its Board of Directors approved a plan to divest its Bruegger's bagel-related businesses. On September 3, 1997, Quality Dining, Inc. entered into a share exchange agreement under which it will sell Bruegger's to its former owners in exchange for their securities of Quality Dining, Inc. and certain other consideration. Consummation of the transactions is subject to the prior satisfaction of certain conditions. The Company believes the transaction will be consummated in October 1997.

    The Company obtains its bagel dough and other food supplies for its bagel bakeries from a commissary owned by Quality Dining, Inc. located in Austin, Texas. The closing of the Austin commissary or the inability of the Company to receive its supplies from the commissary would have a severe and immediate effect on the continuation of the Company's bagel bakery business in Dallas-Fort Worth.


NOTE I  -  SUBSEQUENT EVENTS

    On August 26, 1997, the Company borrowed an additional $300,000 from an officer and shareholder (note B).

    During September 1997, the Company sold three of its full-service restaurants and entered into an agreement to sell an additional restaurant in October 1997. The restaurants are located in Burnsville, Falcon Heights, St. Cloud, and Woodbury, Minnesota. The sale of these restaurants will generate proceeds of approximately $1,500,000. The net book value of the leasehold improvements and equipment as of June 29, 1997 at these locations was $663,108. During fiscal 1997, these restaurants generated approximately $6,913,000 of sales, net earnings of $203,000 and cash flows from operations of $488,000. The Company has no current intention of selling any of its other full-service restaurants.

    The Company will remain contingently liable for future lease payments for three of the restaurants. The leases have termination dates through 2002. The aggregate amount of the contingent lease payments was approximately $1,290,000 as of June 29, 1997.

                                  STOCK INFORMATION



    The Company's common stock is currently traded on the Nasdaq SmallCap Market system under the symbol "CIAT." The following table sets forth the range of high and low prices for the Company's common stock on the Nasdaq SmallCap Market for fiscal years 1996 and 1997. The prices listed below indicate inter-dealer prices without retail mark up, mark down or commissions and may not necessarily represent actual transactions.

                                                      Common Stock
                                                     --------------
     Fiscal Year 1997                                Low       High
     ----------------                                ---       ----

       First quarter                                $3.50     $5.00
       Second quarter                               2.50       4.00
       Third quarter                                2.50       2.50
       Fourth quarter                               2.25       2.25

     Fiscal Year 1996                                Low       High
     ----------------                                ---       ----

       First quarter                                $3.75     $5.00
       Second quarter                               4.00      6.125
       Third quarter                                4.25      6.25
       Fourth quarter                               2.75      5.25

    As of September 1, 1997, the Company has 79 shareholders of record, plus an additional 386,950 shares held by depository institutions for an undetermined number of additional shareholders. The total number of outstanding shares was 742,819.

    The Company has not paid cash dividends on its common stock in the past and does not intend to pay cash dividends in the foreseeable future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Information required under this item with respect to Directors is set forth in the Section entitled "Election of Directors" in the Company's 1997 Proxy Statement and is incorporated herein by reference. A definitive copy of the Proxy Statement will be filed with the Commission within 120 days of the close of the fiscal year ended June 29, 1997.

    Information required under this item with respect to Executive Officers is set forth in the subsection entitled "Executive Officers of the Company" in Part I of this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

    Information required under this item is contained in the section entitled "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                   PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk(*).

EXHIBIT NO.      TITLE
-----------      -----

       3.1 Articles of Incorporation; Filed as an exhibit to the June 28, 1992 Form 10-KSB and incorporated hereby by reference.

       3.2 Bylaws; Filed as an exhibit to the June 28, 1992 Form 10-KSB and incorporated hereby by reference.

       10.1 Lease dated August 31, 1993, as amended September 1, 1993 between the Company and 850 Limited Partnership, a Minnesota limited Partnership (St. Paul restaurant); Filed as an exhibit to the July 3, 1994 Form 10-KSB and incorporated hereby by reference.

       10.2 Lease dated September 26, 1984, as amended July 1, 1986 between the Company and R&D Joint Venture (Madison restaurant); Filed as an Exhibit to the Registration Statement on Form S-1, as amended (Commission File No. 33-8965), effective on December 23, 1986, and incorporated herein by reference.

       10.2.1 Agreement dated July 1, 1986 between Ciatti's of Wisconsin, Inc. and C.J. Raymond (Madison Restaurant); Filed as an exhibit to the July 3, 1988 Form 10-KSB and incorporated hereby by reference.

       10.2.2    Amendment to Lease (dated September 26, 1984 as amended July 1,
                 1986) dated August 25, 1988 between Ciatti's of Wisconsin, Inc. and C.J. Raymond (Madison restaurant); Filed as an exhibit to the July 3, 1988 Form 10-KSB and incorporated hereby by reference.

       10.3 Lease dated July 24, 1987, between the Company and Eden Entertainment Associates (Eden Prairie restaurant); Filed as an exhibit to the July 3, 1988 Form 10-KSB and incorporated hereby by reference.

       10.4 Lease dated July 29, 1987, between the Company and Restaurant Associates (Falcon Heights restaurant); Filed as an Exhibit to Post-Effective Amendment No. 1 to Form S-1 Registration Statement dated March 20, 1989 (No. 33-8965).

       10.5 Lease dated December 20, 1988, between the Company and Ryan Construction Company of Minnesota, Inc. (Burnsville restaurant); Filed as an Exhibit to Post-Effective Amendment No. 1 to Form S-1 Registration Statement dated March 20, 1989
                (No. 33-8965).

       10.7 Promissory Note dated May 10, 1995, from the Company to Norwest Equipment Finance, Inc. with respect to Eden Prairie restaurant; Filed as an exhibit to the July 2, 1995 Form 10-KSB and incorporated hereby by reference.

       10.8 Lease dated July 11, 1989 between the Company and Larson-Doran partnership (Maplewood restaurant); Filed as an exhibit to the July 2, 1989 Form 10-KSB and incorporated hereby by reference

       10.9 Lease dated July 26, 1990, between the Company and G.R. Herberger's, Inc. (St. Cloud restaurant); Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

       10.10 Lease dated June 1990 between the Company and Phoenix Mutual Life Insurance (Corporate office); Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

       10.10.1 Amendment No. 1 dated March 14, 1995 to June 1990 lease between the Company and Phoenix Mutual Life Insurance (Corporate office); Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

       10.11 Lease dated April 18, 1991, between the Company and J.L.P. Associates II of Eden Prairie (LaCrosse restaurant); Filed as an exhibit to the June 30, 1991 Form 10-KSB and incorporated hereby by reference.

       10.11.1 First Amendment dated June 18, 1991, to lease with respect to LaCrosse restaurant; Filed as an exhibit to the June 28, 1992 Form 10-KSB and incorporated hereby by reference.

       10.12 Lease dated May 17, 1991, between the Company and Gabbert and Beck Company (Edina restaurant); Filed as an exhibit to the June 30, 1991 Form 10-KSB and incorporated hereby by reference.

       10.13 Lease dated July 3, 1991, between the Company and Wooddale Shopping Center (Woodbury restaurant); Filed as an exhibit to the June 30, 1991 Form 10-KSB and incorporated hereby by reference.

       10.14 Shareholder Development Agreement effective as of January 1, 1995, between Big D Bagels, Inc. and Bruegger's Franchise Corporation; Filed as an exhibit to the January 1, 1995 Form 10-QSB and incorporated hereby by reference.

       10.14.1 Settlement Agreement dated April 23, 1997 between Ciatti's, Inc., Big D. Bagels, Inc., Quality Dining, Inc. and Bruegger's Franchise Corporation; Incorporated by reference to Exhibit
                 10.14.1 to Amendment No. 2 to Form S-2 File No. 333-23233.

       10.15* Restated Stock Option Plan, as amended; Filed as an exhibit to the Form S-8 Registration Statement, File Number 33-28306 (April 24, 1989).

       10.16* 1993 Stock Option Plan; Filed as an exhibit to the Form S-8 Registration Statement, File Number 33-76974 (March 28, 1994).

       10.17 Promissory Note dated January 15, 1996, from the Company to Norwest Equipment Finance, Inc. with respect to Big D Bagels, Inc.; Filed as an exhibit to the June 30, 1996 Form 10-K and incorporated herein by reference.

       10.18 Promissory Note dated May 31, 1996, from the Company to Norwest Equipment Finance, Inc. with respect to Big D Bagels, Inc.; Filed as an exhibit to the June 30, 1996 Form 10-K and incorporated herein by reference.

       21.1 The Company has one subsidiary, DFW Bagels, Inc., a Minnesota corporation, dba Bruegger's Bagel Bakery.

       23.1      Consent of Grant Thornton LLP Independent Certified Public
                 Accountants

       24.1      Power of Attorney (included on signature page hereof)

       27.1      Financial Data Schedule

       99.1 Pro Forma Unaudited Condensed Consolidated Financial Statements of Ciatti's, Inc.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 25, 1997             CIATTI'S, INC.



                                       By /s/ Phillip R. Danford
                                          --------------------------------------
                                          Phillip R. Danford,
                                          President and Director


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

                                 (Power of Attorney)

    Each person whose signature appears below constitutes and appoints Phillip R. Danford as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.

    Signature                          Title                  Date
    ---------                          -----                  ----


/s/ Phillip R. Danford          President and Director        September 25, 1997
--------------------------
Phillip R. Danford


/s/ Scott McGuire               Controller                    September 25, 1997
--------------------------
Scott McGuire

/s/ L. E. "Dan" Danford, Jr.    Chairman of the Board and     September 25, 1997
----------------------------    Director
L. E. "Dan" Danford, Jr.


/s/ Thomas A. Kelm              Director                      September 25, 1997
----------------------------
Thomas A. Kelm