Form 10QSB
period 1997-09-28
CIATTIS INC /DE/
filed 1997-11-12
CIK 802517

                        U.S SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

(Mark one)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
           SEPTEMBER 28, 1997.

    __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
           _______.

                        Commission file number 0-16348.

                                 CIATTI'S, INC.
       (Exact name of small business issuer as specified in its charter)

              MINNESOTA                    41-1564262
     ------------------------------    -----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation of organization)

                              (612) 941-0108
                         ---------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  [X]

The Company had 742,819 shares of Common Stock, $.01 par value per share, outstanding as of October 31, 1997.

                            CIATTI'S, INC. AND SUBSIDIARY

                                        INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of September 28, 1997
              and June 29, 1997.                                              3

              Consolidated Statements of Operations for the thirteen weeks
              ended September 28, 1997 and September 29, 1996.                4

              Consolidated Statements of Cash Flows for the thirteen weeks
              ended September 28, 1997 and September 29, 1996.                5

              Consolidated Notes to Financial Statements                    6-7

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                                      8-12


PART II.      OTHER INFORMATION                                           13-18

                            CIATTI'S, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 28, 1997 AND JUNE 29, 1997


                                                          SEPT. 28,   JUNE 29,
                                                            1997       1997
                                                        -----------  ----------
                                                        (unaudited)
              ASSETS

CURRENT ASSETS
    Cash and cash equivalents                            $  727,064 $   454,157
    Receivables                                              70,658      72,930
    Current portion of notes receivable                      24,188           -
    Inventories                                             113,295     146,598
    Prepaid expenses and other current assets                66,592      83,574
    Assets held for sale                                    167,992     663,108
                                                        -----------  ----------
         Total current assets                             1,169,789   1,420,367

PROPERTY AND EQUIPMENT

    Equipment                                             4,029,101   3,870,418
    Leasehold improvements                                2,709,208   2,638,024
    Automobiles                                              15,058      15,058
                                                        -----------  ----------
                                                          6,753,367   6,523,500
    Less accumulated depreciation and amortization       (3,484,026) (3,281,305)
                                                        -----------  ----------
         Net property and equipment                       3,269,341   3,242,195

OTHER ASSETS
    Notes receivable                                        126,509           -
                                                        -----------  ----------
                                                        $ 4,565,639 $ 4,662,562
                                                        -----------  ----------
                                                        -----------  ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term notes payable and current
      maturities of long-term obligations
         Related party                                  $   400,000  $  100,000
         Other                                            1,092,361     779,807
    Accounts payable                                      1,016,638   1,369,290
    Accrued salaries and wages                              262,801     322,071
    Other accrued liabilities                               768,720     720,818
                                                        -----------  ----------
         Total current liabilities                        3,540,520   3,291,986

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES              733,775     764,467

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized
      10,000,000  shares; no shares issued or
      outstanding                                                 -           -
    Common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstanding 742,819 shares             7,428       7,428
    Additional paid-in capital                            4,335,214   4,335,214
    Accumulated deficit                                  (4,051,298) (3,736,533)
                                                        -----------  ----------
                                                            291,344     606,109
                                                        -----------  ----------
                                                        $ 4,565,639 $ 4,662,562
                                                        -----------  ----------
                                                        -----------  ----------


   The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE THIRTEEN WEEKS ENDED
                                              ----------------------------
                                                  SEPT. 28,     SEPT. 29,
                                                    1997          1996
                                              --------------   -----------
                                                 (unaudited)   (unaudited)

Sales
    Full-service restaurants                   $  3,583,412  $  3,845,888
    Bagel bakeries                                  699,678       423,599
                                              --------------   -----------
         Total sales                              4,283,090     4,269,487

Cost of food and beverage                         1,301,338     1,293,650
                                              --------------   -----------
         Gross profit                             2,981,752     2,975,837

Restaurant operating expenses
    Labor and benefits                            1,558,924     1,598,980
    Direct and occupancy                          1,789,897     1,531,241
    General and administrative expenses             379,886       352,780
    Gain on sale of full-service restaurants       (486,255)            -
                                              --------------   -----------
                                                  3,242,452     3,483,001
                                              --------------   -----------
         Loss from operations                      (260,700)     (507,164)

Other income (expense)
    Interest expense                                (57,053)      (29,177)
    Investment income                                   735         9,908
    Other, net                                        2,253         8,625
                                              --------------   -----------
                                                    (54,065)      (10,644)
                                              --------------   -----------
         Loss before income taxes                  (314,765)     (517,808)

Income tax expense                                        -         1,950
                                              --------------   -----------
         Net loss                               $  (314,765)  $  (519,758)
                                              --------------   -----------
                                              --------------   -----------
Net loss per share                                   ($0.42)       ($0.70)
                                              --------------   -----------
                                              --------------   -----------
Weighted average number of shares
    outstanding during the period                   742,819       742,819
                                              --------------   -----------
                                              --------------   -----------

  The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE THIRTEEN WEEKS ENDED
                                                                  ----------------------------
                                                                    SEPT. 28,       SEPT. 29,
                                                                       1997           1996
                                                                  -------------    -----------
                                                                   (unaudited)     (unaudited)
Operating activities:
    Net loss                                                        $(314,765)     $ (519,758)
    Adjustment to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                259,092         247,406
         Gain on sale of full-service restaurants                    (486,255)              -
         Changes in operating assets and liabilities
          net of the effects of the sale of full-service restaurants

              Receivables                                               2,272         (20,308)
              Inventories                                              (9,021)         22,354
              Prepaid expenses and other current assets                 8,609          15,503
              Accounts payable                                       (352,652)       (310,177)
              Accrued salaries and wages                              (59,270)        (61,330)
              Other accrued liabilities                                47,902         (63,430)
                                                                  -------------    -----------
              Net cash used in operating activities                  (904,088)       (689,740)

Investing activities:
    Purchases of leasehold improvements and equipment                 (62,652)       (123,528)
    Proceeds from sale of full-service restaurants                    825,000              -
                                                                  -------------    -----------
              Net cash provided by (used in) investing activities     762,348        (123,528)

Financing activities:
    Proceeds from debt obligations                                    451,390              -
    Payments of debt obligations                                      (36,743)        (63,420)
                                                                  -------------    -----------
              Net cash provided by (used in) financing activities     414,647         (63,420)
                                                                  -------------    -----------
Net increase (decrease) in cash and cash equivalents                  272,907        (876,688)

Cash and cash equivalents at beginning of period                      454,157       1,602,936
                                                                  -------------    -----------
Cash and cash equivalents at end of period                          $ 727,064      $  726,248
                                                                  -------------    -----------
                                                                  -------------    -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                   $  14,101      $   30,225
         Income taxes                                                       -           1,950


  The accompanying notes are an integral part of these financial statements.

                            CIATTI'S, INC. AND SUBSIDIARY

                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

    The unaudited consolidated balance sheet as of September 28, 1997 and the unaudited consolidated statements of operations and cash flows for the thirteen weeks ended September 28, 1997 and September 29, 1996 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 28, 1997 and the results of operations and cash flow activity for the periods ended September 28, 1997 and September 29, 1996 have been made. The consolidated balance sheet as of June 29, 1997 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of the full fiscal year.

NOTE B - NET LOSS PER SHARE

    Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

NOTE C - RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

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

    The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE D - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    During September 1997, the Company sold three of its full-service restaurants. The effect of these sales on the financial statements was as follows:

    Increase in cash and cash equivalents                        $ 825,000
    Increase in notes receivable                                   150,697
    Reduction of assets held for sale                             (438,745)
    Reduction of inventories                                       (42,324)
    Reduction of prepaid expenses and other current assets          (8,373)
                                                                 ---------
    Gain on sale                                                 $ 486,255
                                                                 ---------
                                                                 ---------

    During the first quarter of fiscal 1998, leasehold improvements of $167,215 were acquired by issuance of debt obligations.

NOTE E - SHAREHOLDERS' EQUITY

    On October 8, 1997, the Nasdaq notified the Company that it would not grant the Company an exemption for the Company's inability to comply with the Nasdaq SmallCap Market $1.0 million shareholders' equity requirement. Accordingly, the Company's securities were delisted from the Nasdaq SmallCap Market as of the close of business on October 8, 1997. Although the Company anticipates that its common stock will trade on the Nasdaq "Bulletin Board" or in the local over-the-counter market, there can be no assurance that such a market will develop or be maintained.

NOTE F - SUBSEQUENT EVENT

    On October 31, 1997 the Company sold an additional full-service restaurant. The sale of this restaurant generated proceeds of approximately $565,000. The net book value of the equipment and leaseholds as of September 28, 1997 was approximately $168,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                RESULTS OF OPERATIONS

SALES

    Consolidated sales for the first quarter of fiscal 1998 increased $13,603, or 0.3%, to $4,283,090 from the first quarter of fiscal 1997 sales of $4,269,487. The increase in consolidated sales during the first quarter of fiscal 1998 was due to an increase in sales at the Company's bagel bakeries which was offset by a decline in sales at the Company's full-service restaurants as described below.

    Full-service restaurant sales of $3,583,412 for the first quarter of fiscal 1998 decreased 6.8% from sales of $3,845,888 for the same period of fiscal 1997. This decrease in full-service restaurant sales was due, in part, to the Company selling three of its full-service restaurants in September 1997. The Company
sold a fourth restaurant in October 1997.   In addition, this decrease in sales
was due to the increased competition of national chain restaurants in each of the markets in which the Company's Italian and Steakhouse restaurants operate. The Company expects competition to intensify and, therefore, most of the Company's restaurants will continue to face significant pressure to maintain sales levels. To offset this the Company developed a new menu that was introduced to the Italian restaurants in September 1997. The focus of the new menu is to increase portion sizes and increase the offerings of chicken and seafood in order to create a higher quality and value to the customer. In addition, the purpose of the new menu is to increase the check average per person without decreasing the value.

    Bagel bakery sales of $699,678 for the first quarter of fiscal 1998 increased 65.2% over bagel bakery sales of $423,599 for the same period in fiscal 1997. This increase in sales was primarily a function of the Company having eight bagel bakeries open as of September 28, 1997, while having four bagel restaurants open as of September 29, 1996.

    Management intends to focus the Company's expansion resources entirely on the bagel restaurant concept. The Company does not expect to open any more Italian or Steakhouse restaurants in the future. Although the Company has not contracted to sell any of its remaining full-service restaurants, it will consider any offers it receives.

COST OF FOOD AND BEVERAGE

    Food and beverage cost was 30.4% of sales for the first quarter of fiscal 1998. These costs were up from the 30.3% of sales reported in the same quarter of fiscal 1997 due to the mix of the Company's business including a larger percentage of bagel restaurant sales, which have a slightly higher cost of food and beverage associated with them.

    The Company does not expect the cost of food and beverage to increase significantly in the future. In fact, the Company expects to construct a commissary in the fourth quarter of fiscal 1998 to lower the food and beverage costs associated with its bagel restaurants and believes the addition of the new menu at the Company's Italian restaurants will help to lower their cost of food and beverage.

LABOR AND BENEFITS

    Labor and benefits costs were 36.4% of sales for the first quarter of fiscal 1998, a decrease from the 37.5% reported in the first quarter of fiscal 1997. This decrease was primarily due to the Company improving upon its labor costs at its bagel bakeries.

    On September 1, 1997 a minimum wage increase became effective. In response to this minimum wage increase, the Company has implemented menu price increases at its full-service restaurants which took effect October 1, 1997. These increases are expected to offset the cost of the wage increases. This minimum wage increase is not expected to have a material effect on the Company's bagel bakeries as all employee pay rates are already at or above the new minimum wage.


DIRECT AND OCCUPANCY

    Direct and occupancy costs were 41.8% of sales in the first quarter of fiscal 1998, up from 35.9% of sales reported in the same quarter of fiscal 1997. This increase was primarily due to the fact that the Company is currently paying rent on three bagel bakery leases that are not yet under construction. Bagel bakeries will not be constructed at these locations until financing can be acquired. Secondly, the Company increased its advertising and promotion costs at its full-service restaurants from 1.3% of sales in the first quarter of fiscal 1997 to 6.1% of sales for the same quarter in fiscal 1998. The Company expects advertising and promotional expenses at its full-service restaurants to
approximate 2.75% for the remainder of fiscal 1998.   The Company is obligated
by its development agreement with Bruegger's to spend a minimum of 4% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. Lastly, direct and occupancy costs at the Company's bagel bakery restaurants were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakery restaurants increase in the future, these fixed costs will decrease as a percent of sales.

GENERAL AND ADMINISTRATIVE

    General and administrative costs were 8.9% of sales in the first quarter of fiscal 1998, up from 8.3% of sales reported during the same quarter of last year. This increase in general and administrative costs was primarily due to the Company incurring approximately $135,000 of general and administrative costs in the first quarter of fiscal 1998 relating to the development of a corporate infrastructure at its bagel bakery operation, as compared to only $49,000 of costs in the first quarter of fiscal 1997. The Company also had increased professional fees pertaining to its attempts to acquire financing for its bagel bakery concept.

GAIN ON SALE OF FULL-SERVICE RESTAURANTS

    The Company sold three of its full-service restaurants in September, 1997. The restaurants are located in Burnsville, Falcon Heights and Woodbury, Minnesota. The sale of these restaurants generated proceeds of approximately $975,000. The gain recognized on the sale of the three restaurants sold in September 1997 was $486,255.

OTHER INCOME (EXPENSE), NET

    Other income (expense) increased to a net expense of $54,065 for the first quarter of fiscal 1998, an increase from a net expense of $10,644 reported in the same quarter of last year. This increase in other income (expense) was primarily due to the Company carrying higher debt as a result of the construction of the Company's bagel bakeries. The Company's investment income decreased to $735 in the first quarter of fiscal 1998 from $9,908 in the same quarter last year as a result of fewer funds available for investment.

INCOME TAX EXPENSE (BENEFIT)

    For the fiscal quarters ended September 28, 1997 and September 29, 1996, no tax benefit was recorded for the losses generated because no taxes would have been recoverable from a carryback of the net losses. As of September 28, 1997, the Company has approximately $166,000 of alternative minimum tax credit carryforwards and $3,048,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

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


                           LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $727,064 on hand as of September 28, 1997 which represents an increase of $272,907 from the $454,157 in cash and cash equivalents reported as of June 29, 1997. Net cash used in operating activities was $904,088 for the first quarter of fiscal 1998. In the first quarter of fiscal 1998 the Company incurred a net loss of $314,765 which was net of a gain of $486,255 pertaining to the sale of three of the Company's full-service restaurants. In addition, the Company reduced its accounts payable balance by $352,652 during the first quarter of fiscal 1998 as a result of the sale of the three full-service restaurants.

    Net cash provided by investing activities was $762,348 during the first quarter of fiscal 1998, which is the net of $825,000 generated from the sale of three of the Company's full-service restaurants, and $62,652 relating to the purchase of leasehold improvements and equipment for the Company's eighth bagel bakery.

    Net cash provided by financing activities was $414,647 during the first quarter of fiscal 1998. The net cash provided by financing activities consists of borrowings from the Chairman of the Board of Directors of the Company of $300,000 and borrowings of $151,390 from a note offering commenced in June 1997. These borrowings were partially offset by payments of $36,743 due under other debt financing.

    DFW Bagels, Inc. (DFW Bagels), a wholly-owned subsidiary of Ciatti's, Inc., has entered into an exclusive development agreement with Bruegger's Franchise Corporation (Bruegger's). This agreement, as amended in April 1997, requires DFW Bagels to build thirty bagel bakeries by July 1, 2001. Through October 31, 1997, DFW Bagels has opened eight bagel bakeries and is required to open one additional bagel bakery by January 1, 1998. Currently, DFW Bagels has entered into lease agreements for four additional bagel bakery sites. The Company intends to open bagel bakeries at a faster rate than that obligated under the development agreement, subject to available financing. The Company believes each new site will require approximately $370,000 for capital expenditures, including the initial franchise fee.

    During the period from May 1996 through October 1997, Bruegger's was owned by Quality Dining, Inc. In October 1997, Bruegger's was sold back to its original owners. The Company is working with the current owners of Bruegger's to provide the Company with additional working capital and to increase sales at the Company's bagel bakeries. In connection with the reaquisition of Bruegger's, the owners have agreed to certain reductions in the payment of initial franchise fees and in reduced franchise royalties until the end of calendar 1998.

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

    In June 1997, the Company commenced a note offering of $2,000,000 in one and three year notes. Through September 28, 1997, the Company had raised approximately $224,000 from the offering.

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

    As of the quarter ended September 28, 1997, the Company has borrowed $400,000 from the Chairman of the Board of Directors of the Company and may borrow additional amounts.

    The Company sold three of its full-service restaurants in September 1997 and one of its full-service restaurants in October 1997. The restaurants are located in Burnsville, Falcon Heights, St. Cloud, and Woodbury, Minnesota. The sale of these restaurants generated proceeds of approximately $1,540,000. The gain recognized on the sale of the three restaurants sold in September 1997 was $486,255, and the gain recognized on the sale of the restaurant sold in October 1997 was approximately $397,000. The restaurants sold are initially being operated as Ciatti's Italian Restaurants-Registered Trademark-, however, the new operators have the right to change the name. The Company decided to sell these restaurants to focus on achieving and maintaining profitability at its remaining full-service restaurants and to generate cash to continue to expand its bagel bakery concept in the Dallas-Fort Worth market. During fiscal 1997, the restaurants being sold generated approximately $6,913,000 of sales, net earnings of $203,000 and cash flows from operations of $488,000. Although the Company has not contracted to sell any of its remaining full-service restaurants, it will consider any offers it receives.

    The Company plans to finance its working capital and capital resource needs with its current cash, future cash generated from operations, and proceeds from its current and future debt and equity financing. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries. The Company believes that these sources will be sufficient to enable it to satisfy its working capital needs for the next twelve months. If the Company decides to pursue a strategy of building bagel bakeries at a rate faster than that required by the development agreement, it may need funds in addition to those generated from the current note and unit offerings. In such event, the Company will attempt to raise additional funds through debt or equity offerings. If the Company is unable to successfully raise funds from the note and unit offerings in a timely manner, it may be necessary for it to raise additional capital through other means of financing. Although the Company believes that it will be able to secure the necessary capital, there can be no assurance that the Company will be successful.

DELISTING FROM NASDAQ SMALLCAP MARKET

    On October 8, 1997, the Nasdaq notified the Company that it would not grant the Company an exemption for the Company's inability to comply with the Nasdaq SmallCap Market $1.0 million shareholders' equity requirement. Accordingly, the Company's securities were delisted from the Nasdaq SmallCap Market as of the close of business on October 8, 1997. Although the Company anticipates that its common stock will trade on the Nasdaq "Bulletin Board" or in the local over-the-counter market, there can be no assurance that such a market will develop or be maintained.

FORWARD LOOKING STATEMENTS

    Statements included in this 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon the Company's ability to achieve and maintain profitability in its existing restaurants and, together with its subsidiary, DFW Bagels, Inc., to open additional Bruegger's Bagel Bakery restaurants and to operate those restaurants in a profitable manner. The Company's ability to achieve these goals will be affected by factors such as (i) the ability of the Company to generate funds from operations, obtain adequate restaurant financing on favorable terms and raise a significant amount of additional working capital, (ii) the strength of the Bruegger's name, including in the areas in which the Company is the franchisee,
(iii) the ability of the Company to locate and negotiate favorable leases for additional locations, (iv) the ability of the Company to hire, train and retain skilled restaurant management and personnel, and (v) the competitive environment within the restaurant industry.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         (a)  Delisting from Nasdaq Small Cap Market

                   On October 1, 1997, the Company's request for continued inclusion on the Nasdaq SmallCap Market, not withstanding its failure to meet the minimum shareholders' equity standard, was denied and the Company's stock was delisted from the Nasdaq SmallCap market. Although the Company anticipates that its common stock will trade on the Nasdaq "Bulletin Board" or in the local over-the-counter market, there can be no assurance that such a market will develop or be maintained.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                   99.1 - Pro Forma Unaudited Condensed Consolidated Financial Statements of Ciatti's Inc.

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

                            CIATTI'S, INC. AND SUBSIDIARY
                            -----------------------------
                                     (Registrant)


                            /s/ Phillip R. Danford
                            -----------------------------
                            Phillip R. Danford
                            President

                            /s/ Scott P. McGuire
                            -----------------------------
                            Scott P. McGuire
                            Controller

Dated November 11, 1997