Form 10QSB
period 1997-12-28
CIATTIS INC /DE/
filed 1998-02-06
CIK 802517

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

(Mark one)
     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          DECEMBER 28, 1997.

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     --   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
          _______.

                           Commission file number 0-16348.

                              PREMIUM RESTAURANT COMPANY
                              (Formerly Ciatti's, Inc.)
          (Exact name of small business issuer as specified in its charter)

                 Minnesota                             41-1564262
                ----------                              ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation of organization)

                                   (612) 941-0108
                                   --------------
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 742,819 shares of Common Stock, $.01 par value per share, outstanding as of January 30, 1998.

                      PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                                       INDEX

FINANCIAL INFORMATION

  Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of December 28, 1997
          and June 29, 1997.                                                   3

          Consolidated Statements of Operations for the thirteen and twenty-
          six weeks ended December 28, 1997 and December 29, 1996.             4

          Consolidated Statements of Cash Flows for the twenty-six weeks
          ended December 28, 1997 and December 29, 1996.                       5

          Consolidated Notes to Financial Statements                         6-8

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         9-13


PART II.  OTHER INFORMATION                                                14-15

PART I - FINANCIAL INFORMATION

                              PREMIUM RESTAURANT COMPANY
                             CONSOLIDATED BALANCE SHEETS
                         DECEMBER 28, 1997 AND JUNE 29, 1997


                                                    DEC. 28,      JUNE 29,
                                                      1997         1997
                                                  -----------   -----------
                                                  (unaudited)     (note A)
                                        ASSETS
CURRENT ASSETS

     Cash and cash equivalents                    $  576,851    $   454,157
     Receivables                                      63,595         72,930
     Current portion of notes receivable              56,206            -
     Inventories                                     100,017        146,598
     Prepaid expenses and other current assets        73,472         83,574
     Assets held for sale                                -          663,108
                                                ------------  -------------
          Total current assets                       870,141      1,420,367

PROPERTY AND EQUIPMENT
     Equipment                                     3,182,540      3,870,418
     Leasehold improvements                        2,318,771      2,638,024
     Automobiles                                      15,058         15,058
                                                ------------  -------------
                                                   5,516,369      6,523,500
     Less accumulated depreciation and
       amortization                               (2,790,541)    (3,281,305)
                                                ------------  -------------
          Net property and equipment               2,725,828      3,242,195

OTHER ASSETS
     Notes receivable                                282,479            -
                                                ------------  -------------
                                                $  3,878,448  $  4,662,562
                                                ------------  -------------
                                                ------------  -------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term notes payable and current maturities of
       long-term obligations
       Related party                              $  400,000    $   100,000
       Other                                       1,096,995        779,807
     Accounts payable                                790,601      1,369,290
     Accrued salaries and wages                      265,471        322,071
     Other accrued liabilities                       662,927        720,818
                                                ------------  -------------
          Total current liabilities                3,215,994      3,291,986

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES       695,841        764,467

SHAREHOLDERS' EQUITY(DEFICIT)
     Preferred stock, $.01 par value;
          authorized 10,000,000 shares;
          no shares issued or outstanding                -              -
     Common stock, $.01 par value;
          authorized 10,000,000 shares;
          issued and outstanding 742,819 shares        7,428          7,428
     Additional paid-in capital                    4,335,214      4,335,214
     Accumulated deficit                          (4,376,029)    (3,736,533)
                                                ------------  -------------
                                                     (33,387)       606,109
                                                ------------  -------------
                                                $  3,878,448  $   4,662,562
                                                ------------  -------------
                                                ------------  -------------


      The accompanying notes are an integral part of these financial statements.

                              PREMIUM RESTAURANT COMPANY
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE 13 WEEKS ENDED           FOR THE 26 WEEKS ENDED
                                                    ---------------------------      -------------------------
                                                       DEC. 28,      DEC. 29,          DEC. 28,      DEC. 29,
                                                        1997           1996              1997          1996
                                                     -----------   -----------       -----------   -----------
                                                    (unaudited)    (unaudited)       (unaudited)   (unaudited)
Sales
     Full-service restaurants                       $2,312,970     $3,939,814        $5,896,382    $7,785,702
     Bagel bakeries                                    686,538        456,161         1,386,216       879,760
                                                     ----------     ----------       ----------     ---------
          Total sales                                2,999,508      4,395,975         7,282,598     8,665,462

Cost of food and beverage                              963,218      1,348,269         2,264,556     2,641,919
                                                     ----------     ----------       ----------     ---------
     Gross profit                                    2,036,290      3,047,706         5,018,042     6,023,543

Restaurant operating expenses
     Labor and benefits                              1,085,401      1,541,288         2,644,325     3,140,268
     Direct and occupancy                            1,221,521      1,585,892         3,011,418     3,117,133
     General and administrative expenses               291,385        330,463           671,271       683,243
     Gain on sale of full-service restaurants         (440,086)           -            (926,341)          -
     Loss from closure of bagel bakery                  63,039            -              63,039           -
     Impairment of assets write-down                    90,732        640,286            90,732       640,286
                                                     ----------     ----------       ----------     ---------
                                                     2,311,992      4,097,929         5,554,444     7,580,930

          Loss from operations                        (275,702)    (1,050,223)         (536,402)   (1,557,387)
Other income (expense), net
     Interest expense                                  (56,090)       (25,058)         (113,143)      (54,235)
     Investment income                                   5,791          5,717             6,526        15,625
     Other, net                                          1,270          2,139             3,523        10,764
                                                     ----------     ----------       ----------     ---------
                                                       (49,029)       (17,202)         (103,094)      (27,846)
                                                     ----------     ----------       ----------     ---------

          Loss before income taxes                    (324,731)    (1,067,425)         (639,496)   (1,585,233)

Income tax benefit                                         -          (12,058)              -         (10,108)
                                                     ----------     ----------       ----------     ---------

          Net loss                                   ($324,731)   ($1,055,367)        ($639,496)  ($1,575,125)
                                                     ----------     ----------       ----------     ---------
                                                     ----------     ----------       ----------     ---------
Net loss per share-basic and diluted                   ($0.44)        ($1.42)           ($0.86)       ($2.12)
                                                     ----------     ----------       ----------     ---------
                                                     ----------     ----------       ----------     ---------
Weighted average number of shares
     outstanding during the year-basic and diluted     742,819        742,819           742,819       742,819
                                                     ----------     ----------       ----------     ---------
                                                     ----------     ----------       ----------     ---------



      The accompanying notes are an integral part of these financial statements.

                              PREMIUM RESTAURANT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FOR THE TWENTY-SIX WEEKS ENDED
                                                                               -------------------------------
                                                                                  DEC. 28,           DEC. 29,
                                                                                    1997              1996
                                                                               ------------      -------------
                                                                                 (unaudited)       (unaudited)
Operating activities:
     Net loss                                                                  $  (639,496)      $  (1,575,125)
     Adjustment to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                            455,392             505,101
          Impairment of assets write-down                                           90,732             640,286
          Gain on sale of full-service restaurants                                (926,341)                -
          Loss from closure of bagel bakery                                         63,039                 -
          Changes in operating assets and liabilities
             net of the effects of the sale of full-service restaurants
               Receivables                                                           9,335             (24,548)
               Income taxes receivable                                                   -             165,576
               Inventories                                                         (22,517)             22,347
               Prepaid expenses and other current assets                            (8,722)            (10,701)
               Accounts payable                                                   (578,689)           (366,763)
               Accrued salaries and wages                                          (56,600)             50,083
               Other accrued liabilities                                           (57,891)            151,039
                                                                               ------------      -------------

               Net cash used in operating activities                            (1,671,758)           (442,705)

Investing activities:
     Purchases of leasehold improvements and equipment                             (76,131)           (395,802)
     Receipts from collections of notes receivable                                   5,813                 -
     Proceeds from sale of full-service restaurants                              1,483,423                 -
                                                                               ------------      -------------
               Net cash provided by (used in) investing activities               1,413,105            (395,802)

Financing activities:
     Proceeds from debt obligations                                                451,390                 -
     Payments of debt obligations                                                  (70,043)           (127,172)
                                                                               ------------      -------------
               Net cash provided by (used in) financing activities                 381,347            (127,172)
                                                                               ------------      -------------
Net increase (decrease) in cash and cash equivalents                               122,694            (965,679)

Cash and cash equivalents at beginning of period                                   454,157           1,602,936
                                                                               ------------      -------------
Cash and cash equivalents at end of period                                      $  576,851          $  637,257
                                                                               ------------      -------------
                                                                               ------------      -------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                               $  44,940           $  56,587
          Income taxes                                                                 -                 6,425



      The accompanying notes are an integral part of these financial statements.

                      PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

     The unaudited consolidated balance sheet as of December 28, 1997 and the unaudited consolidated statements of operations and cash flows for the twenty-six weeks ended December 28, 1997 and December 29, 1996 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at December 28, 1997 and the results of operations and cash flow activity for the periods ended December 28, 1997 and December 29, 1996 have been made. The consolidated balance sheet as of June 29, 1997 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of results that may be expected for a full fiscal year or other interim periods.

NOTE B - NET LOSS PER SHARE-BASIC AND DILUTED

     On December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 - "Earnings per Share." The statement requires restatement of all current and prior year loss per share data. This restatement had no impact on per share data presented.

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts are computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 41,548 and 65,921 shares of common stock with a weighted average exercise price of $2.70 and $2.54 were outstanding during the thirteen weeks ended December 28, 1997 and December 29, 1996 and options to purchase 48,018 and 66,296 shares of common stock with a weighted average exercise price of $2.63 and $2.52 were outstanding during the twenty-six weeks ended December 28, 1997 and December 29, 1996, but were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE C - RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income," which requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Additionally, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements will be effective in fiscal year 1999.

     The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

NOTE D - GAIN ON SALE OF FULL-SERVICE RESTAURANTS

     During the twenty-six weeks ended December 28, 1997, the Company sold five of its full-service restaurants. The effect of these sales on the financial statements was as follows:


     Increase in cash and cash equivalents                     $  1,483,423
     Increase in notes receivable                                   344,498
     Reduction of accumulated depreciation                          433,272
     Reduction of equipment and leaseholds                         (640,193)
     Reduction of assets held for sale                             (606,737)
     Reduction of inventories                                       (69,098)
     Reduction of prepaid expenses and other current assets         (18,824)
                                                               ------------
     Gain on sale                                              $    926,341
                                                               ------------
                                                               ------------


NOTE E - IMPAIRMENT OF ASSETS WRITE-DOWN

     During the second quarter of fiscal 1998, the Company recognized an impairment loss of $90,732 for the long-lived assets at its Maplewood, Minnesota restaurant. The Company has determined that the geographic area this restaurant is located in can no longer support two Italian restaurants (Ciatti's Italian Restaurant and a competitor restaurant) in such close proximity to each other. In addition, the Company attempted several advertising and promotional campaigns during the first twenty-six weeks of fiscal 1998 that did not produce the results management expected. Based on these items, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2000. Accordingly, the Company has fully written off the long-lived assets at this restaurant as follows:


     Equipment                                                   $  427,921
     Leasehold improvements                                         104,106
     Accumulated depreciation                                      (441,295)
                                                                 ----------
     Write-down of impaired assets                               $   90,732
                                                                 ----------
                                                                 ----------


NOTE F - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the second quarter of fiscal 1998, the Company closed one of its bagel bakeries. The effect of this closure on the financial statements was as follows:

     Reduction of accumulated depreciation                       $   15,218
     Reduction of equipment and leaseholds                          (78,257)
                                                                 ----------
     Loss on disposal                                            $  (63,039)
                                                                 ----------
                                                                 ----------


     During the first quarter of fiscal 1998, leasehold improvements of $167,215 were acquired by issuance of debt obligations.

     During the twenty-six weeks ended December 29, 1996, the Company recorded a write-down of impaired assets in connection with one of its full-service restaurants. The effect of this write-down was to reduce the Company's assets as follows:

     Building                                                  $    610,829
     Equipment                                                      620,710
     Leasehold improvements                                         231,229
     Accumulated depreciation                                      (822,482)
                                                               ------------
     Write-down of impaired assets
                                                               $    640,286
                                                               ------------
                                                               ------------


NOTE G - SHAREHOLDERS' EQUITY

     On October 8, 1997, the Company's Common Stock was delisted from the Nasdaq SmallCap Market because of the Company's inability to comply with the Nasdaq SmallCap Market shareholders' equity requirement. The Company's Common Stock is now quoted on the Nasdaq OTC Bulletin Board. There can be no assurance that a deep and liquid market will ever develop in the Company's Common Stock.

NOTE H - CONSULTING AGREEMENT

     In January 1998, the Company entered into a Consulting Agreement ("Consulting Agreement") with Select Investor Relations Corporation under which Select agreed to provide a variety of consulting services to the Company, including assisting the Company in developing a business plan, providing public relations activities for the Company, increasing the Company's visibility in the marketplace and assisting the Company in locating sources of debt and equity financing. Select is not, however, acting as a broker-dealer and will not effect any transactions for the Company. Under the terms of the Consulting Agreement, the Company agreed to pay Select an initial fee of $29,500, plus monthly fees of $26,042 for a period of one year. The Company has also agreed, however, that upon its achieving of the minimum and maximum proceeds from this Offering, it will prepay certain of the amounts due under the Consulting Agreement. The Company has also agreed to issue a warrant to Select to purchase 24,759 shares of the Company's Common Stock. Of the shares subject to the warrant, 8,253 shares are exercisable at a price of $.001 per share, 8,253 shares are exercisable at a price of $1.25 a share for a period of 12 months from the date of the Consulting Agreement and 8,253 shares are exercisable at a price of $1.625 a share for a period of 15 months from the date of the Consulting Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               RESULTS OF OPERATIONS

SALES

     Consolidated sales of $2,999,508 for the second quarter of fiscal 1998 decreased 31.8% from consolidated sales of $4,395,975 for the second quarter of fiscal 1997. Consolidated sales of $7,282,598 for the first twenty-six weeks of fiscal 1998 were also down 16.0% from consolidated sales of $8,665,462 reported during the first twenty-six weeks of fiscal 1997. The decrease in consolidated sales during fiscal 1998 was due to a decline in sales at the Company's full-service restaurants offset by an increase in sales at the Company's bagel bakeries, as described below.

     Sales at the Company's full-service Italian and steakhouse restaurants of $2,312,970 for the second quarter of fiscal 1998 decreased 41.3% from sales of $3,939,814 for the same quarter of fiscal 1997. Full-service restaurant sales of $5,896,382 for the first twenty-six weeks of fiscal 1998 decreased 24.3% from sales of $7,785,702 for the same period of fiscal 1997. This decrease in full-service restaurant sales was due, in part, to the Company selling three of its full-service restaurants in the first quarter of fiscal 1998, and two of its full-service restaurants in the second quarter of fiscal 1998. In addition, this decrease in sales was due to the increased competition of national chain restaurants in each of the markets in which the Company's Italian and Steakhouse restaurants operate. The Company expects competition to intensify and, therefore, most of the Company's restaurants will continue to face significant pressure to maintain sales levels. To offset this the Company developed a new menu that was introduced to the Italian restaurants in September 1997. The focus of the new menu is to increase portion sizes and increase the offerings of chicken and seafood in order to create a higher quality and value to the customer. In addition, the purpose of the new menu is to increase the check average per person without decreasing the value. As of December 28, 1997 the Company has seen an increase in the check average per person.

     Sales at the Company's bagel bakeries of $686,538 for the second quarter of fiscal 1998 increased 50.5% from $456,161 of sales for the same quarter of fiscal 1997. Sales of $1,386,216 for the first twenty-six weeks of fiscal 1998 increased 57.6% over bagel bakery sales of $879,760 for the same period of fiscal 1997. This increase in sales was primarily a function of the Company having seven bagel bakeries open as of December 28, 1997, while having five bagel bakeries open as of December 29, 1996. The Company closed one of its bagel bakeries in November 1997.

COST OF FOOD AND BEVERAGE

     Cost of food and beverage as a percentage of sales increased to 32.1% for the second quarter of fiscal 1998 from 30.7% for the same period in fiscal 1997, and increased to 31.1% for the first twenty-six weeks of fiscal 1998 from 30.5% for the same period of fiscal 1997. These costs were up due to the mix of the Company's business including a larger percentage of bagel bakery sales, which have a slightly higher cost of food and beverage associated with them.

     The Company does not expect the cost of food and beverage to increase significantly in the future. The Company expects to construct a commissary in calendar 1998 to lower the food and beverage costs associated with its bagel bakeries and believes the addition of the new menu at the Company's Italian restaurants will help to lower their cost of food and beverage as a percent of sales.

LABOR AND BENEFITS

     Labor and benefit costs as a percentage of sales increased to 36.2% for the second quarter of fiscal 1998 from 35.1% for the same quarter of fiscal 1997, and increased to 36.3% for the first twenty-six weeks of fiscal 1998 compared to 36.2% during the same period of last year. This slight increase was primarily
due to the minimum wage increase that took effect on September 1, 1997.   In
response to this minimum wage increase, the Company implemented menu price increases at its full-service restaurants which took effect October 1, 1997. These increases have partially offset the cost of the wage increases.

This minimum wage increase is not expected to have a material effect on the Company's bagel bakeries as all employee pay rates are already at or above the new minimum wage.

DIRECT AND OCCUPANCY

     Direct and occupancy costs increased to 40.7% of sales for the second quarter of fiscal 1998 from 36.1% during the same period of fiscal 1997, and increased to 41.4% of sales for the first twenty-six weeks of fiscal 1998 compared to 36.0% of sales during the same period of last year. This increase was primarily due to the fact that the Company is currently paying rent on four bagel bakery leases that are not yet under construction. Bagel bakeries will not be constructed at these locations until financing can be acquired.
Secondly, the Company increased its advertising and promotional costs at its full-service restaurants from 1.9% of sales for the first twenty-six weeks of fiscal 1997 to 6.1% of sales for the same period of fiscal 1998. The Company expects advertising and promotional expenses to decrease to 4.0% of sales for the remainder of fiscal 1998. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 2% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. Lastly, direct and occupancy costs at the Company's bagel bakeries were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakeries increase in the future, these fixed costs will decrease as a percent of sales.

GENERAL AND ADMINISTRATIVE

     General and administrative costs as a percentage of sales increased to 9.7% for the second quarter of fiscal 1998 from 7.5% of sales reported during the same quarter of last year, and increased to 9.2% for the first twenty-six weeks of fiscal 1998 compared to 7.9% of sales for the same period of last year. This increase in general and administrative costs was primarily due to the Company incurring approximately $217,000 of general and administrative costs in the first and second quarters of fiscal 1998 relating to the development of a corporate infrastructure at its bagel bakery operation, as compared to only $122,000 of costs in the first and second quarters of fiscal 1997. The Company also had increased professional fees pertaining to its attempts to acquire financing for its bagel bakery concept.

GAIN ON SALE OF FULL-SERVICE RESTAURANTS

     The Company sold two of its full-service restaurants during the second quarter of fiscal 1998. The restaurants are located in St. Cloud, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated proceeds of approximately $852,000. The gain recognized on the sale of the two restaurants sold in the second quarter of fiscal 1998 was $440,086. The Company sold three of its full-service restaurants in the first quarter of fiscal 1998. The restaurants are located in Burnsville, Falcon Heights and Woodbury, Minnesota. The sale of these restaurants generated proceeds of approximately $975,000. The gain recognized on the sale of the three restaurants sold in the first quarter of fiscal 1998 was $486,255.

LOSS FROM CLOSURE OF BAGEL BAKERY

     The Company closed one of its bagel bakeries in November, 1997. The bakery is located in Irving, Texas. This bakery was an experimental site, as it was connected to a gas station and was only one-third the size of a standard bakery. The Company determined it was unlikely that this bakery would generate the sales necessary to achieve profitability. The equipment at this bakery was removed and can be used at current and/or future bakeries. The Company recognized a loss of $63,039 on the net book value of the leasehold improvements at the bakery.

IMPAIRMENT OF ASSETS WRITE-DOWN

     During the second quarter of fiscal 1998, the Company recognized an impairment loss of $90,732 for the long-lived assets at its Maplewood, Minnesota restaurant. The Company has determined that the geographic area this restaurant is located in can no longer support two Italian restaurants (Ciatti's Italian Restaurant and a competitor restaurant) in such close proximity to each other. In addition, the Company attempted several advertising and promotional campaigns during the first twenty-six weeks of fiscal 1998 that did not produce the results management expected. Based on these items, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2000. Accordingly, the Company has fully written off the long-lived assets at this restaurant.

OTHER INCOME (EXPENSE), NET

     Other income (expense) increased to a net expense of $49,029 for the second quarter of fiscal 1998, up from a net expense of $17,202 reported in the same quarter of last year, and increased to a net expense of $103,094 for the first twenty-six weeks of fiscal 1998 from a net expense of $27,846 during the same period of last year. This increase in expense was primarily due to the Company carrying higher debt as a result of the construction of the Company's bagel bakeries.

INCOME TAX EXPENSE (BENEFIT)

     For the thirteen and twenty-six weeks ended December 28, 1997, no tax benefit was recorded for the losses generated because no taxes would have been recoverable from a carryback of the net losses. For the thirteen and twenty-six weeks ended December 29, 1996, the Company recorded an income tax benefit of $12,058 and $10,108 which was due to the receipt of state and federal income taxes in excess of the amount recorded as an income tax receivable as of June 30, 1996, offset by state and franchise taxes paid during fiscal 1997. There was no tax benefit recorded for the losses generated during fiscal 1997 because no taxes would have been recoverable from a carryback of the net losses. As of December 28, 1997, the Company has approximately $166,000 of alternative minimum tax credit carryforwards and $3,282,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

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

                          LIQUIDITY AND CAPITAL RESOURCES

     At December 28, 1997 the Company had cash and cash equivalents on hand of $576,851, which represents an increase of $122,694 from the $454,157 in cash and cash equivalents reported as of June 29, 1997. Net cash used in operating activities was $1,671,758 for the first twenty-six weeks of fiscal 1998. For the first twenty-six weeks of fiscal 1998 the Company incurred a net loss of $639,496 which was net of a gain of $926,341 pertaining to the sale of five of the Company's full-service restaurants and a loss of $90,732 pertaining to the impairment of assets write-down at one of the Company's full-service
restaurants.   In addition, the Company reduced its accounts payable balance by
$578,689 for the first twenty-six weeks of fiscal 1998 as a result of the sale of the five full-service restaurants. These uses of cash were partially offset by non-cash depreciation and amortization expense of $455,392.

     Net cash provided by investing activities was $1,413,105 during the first twenty-six weeks of fiscal 1998 which is the net of $1,483,423 generated from the sale of five of the Company's full-service restaurants, $5,813 from collections on notes receivable, and $76,131 for the purchase of leasehold improvements and equipment for bagel bakeries.

     Net cash provided by financing activities was $381,347 for the first twenty-six weeks of fiscal 1998. The net cash provided by financing activities consists of borrowings from the Chairman of the Board of Directors of the Company of $300,000 and borrowings of $151,390 from a note offering commenced in June 1997. These borrowings were partially offset by payments of $70,043 due under other debt financing.

     DFW Bagels, Inc. (DFW Bagels), a wholly-owned subsidiary of Premium Restaurant Company, has entered into an exclusive development agreement with Bruegger's Franchise Corporation (Bruegger's). This agreement, as last amended in November 1997, requires DFW Bagels to build thirty bagel bakeries by July 1, 2002. Through January 30, 1998, DFW Bagels has opened seven bagel bakeries and is required to open two additional bagel bakeries by July 1, 1998. Currently, DFW Bagels has entered into lease agreements for four additional bagel bakery sites. The Company intends to open bagel bakeries at a faster rate than that obligated under the development agreement, subject to available financing. The Company believes each new site will require approximately $370,000 for capital expenditures, including pre-opening expenses and the initial franchise fee.

     During the period from May 1996 through October 1997, Bruegger's was owned by Quality Dining, Inc. In October 1997, Bruegger's was sold back to its original owners. The Company is working with the current owners of Bruegger's to provide the Company with additional working capital and to increase sales at the Company's bagel bakeries. The current owners of Bruegger's have agreed to waive the initial franchise fee for all Bruegger's Bagel Bakery restaurants opened in calendar 1998 and reduce franchise royalties through calendar 1998.

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

     In June 1997, the Company commenced a note offering of $2,000,000 in one and three year notes. The Company is not currently offering any notes pursuant to this offering, and has raised approximately $224,000 from the offering.

     The Company has also filed a registration statement with the Securities and Exchange Commission for a unit offering of common stock and warrants. The Company expects to commence this offering in February 1998.

     As of the quarter ended December 28, 1997, the Company has borrowed $400,000 from the Chairman of the Board of Directors of the Company pursuant to an unsecured promissory note due December 31, 1998. Although the Company may borrow additional amounts from Mr. Danford, there are no agreements between Mr. Danford and the Company with respect to future financing or any guarantee that such funds will be available.

     The Company sold three of its full-service restaurants in September 1997, one of its full-service restaurants in October 1997 and one of its full-service restaurants in November 1997. The three restaurants sold in September 1997 are located in Burnsville, Falcon Heights and Woodbury, Minnesota. The restaurant sold in October 1997 is located in St. Cloud, Minnesota, and the restaurant sold in November 1997 is located in LaCrosse, Wisconsin. The sale of these restaurants generated proceeds of approximately $1,827,000. The gain recognized on the sale of the three restaurants sold in the first quarter of fiscal 1998 was $486,255 and the gain recognized on the sale of the two restaurants sold in the second quarter of fiscal 1998 was $440,086. The restaurants sold are initially being operated as Ciatti's Italian Restaurants-Registered Trademark-, however, the new operators have the right to change the name. The Company decided to sell these restaurants to focus on achieving and maintaining profitability at its remaining full-service restaurants and to generate cash to continue to expand its bagel bakery concept in the Dallas-Fort Worth market. During fiscal 1997, the restaurants sold generated approximately $8,270,000 of sales, net earnings of $445,000 and cash flows from operations of $799,000. Although the Company has no agreements to sell any of its remaining full-service restaurants, it is exploring alternatives to maximize its cash flow, including the possible sale of any of its remaining full-service restaurants and sale-leaseback opportunities.

          The Company plans to finance its working capital and capital resource needs with its current cash and proceeds from its current and future debt and equity financing. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries including sale and lease-back financing arrangements with respect to its existing bakeries and full-service restaurants.

           The Company believes that these sources will be sufficient to enable it to satisfy its working capital needs for the next twelve months. If the Company decides to pursue a strategy of building bagel bakeries at a rate faster than that required by the development agreement, it may need funds in addition to those generated from the current unit offering. In such event, the Company will attempt to raise additional funds through debt or equity offerings. If the Company is unable to successfully raise funds from the unit offering in a timely manner, it may be necessary for it to raise additional capital through other means of financing. Although the Company believes that it will be able to secure the necessary capital, there can be no assurance that the Company will be successful.

                             FORWARD LOOKING STATEMENT

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of shareholders on November 13, 1997. At that meeting, the Company's shareholders reelected L.E. "Dan" Danford, Jr., Phillip R. Danford and Thomas A. Kelm as directors. The shareholders also authorized the Company's name change from Ciatti's Inc. to Premium Restaurant Company.

Item 5.   Other Information

          (a)  Change of corporate name

                    As noted in Item 4, the Company changed its name from Ciatti's Inc. to Premium Restaurant Company.


          (b)  Delisting from Nasdaq Small Cap Market

                    On October 8, 1997, the Company's Common Stock was delisted from the Nasdaq SmallCap Market because of the Company's inability to comply with the Nasdaq SmallCap Market shareholders' equity requirement. The Company's Common Stock is now quoted on the Nasdaq OTC Bulletin Board.
                    There can be no assurance that a deep and liquid market will ever develop in the Company's Common Stock.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               1.   Amendment to the Articles of Incorporation

               2. Amendment to the Development Agreement between Bruegger's Corporation and Premium Restaurant Company dated November 17, 1997.

               3.   Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PREMIUM RESTAURANT COMPANY
                                   (Registrant)


                              /s/ Phillip R. Danford
                              ----------------------
                              Phillip R. Danford
                              President

                              /s/ Scott P. McGuire
                              ---------------------
                              Scott P. McGuire
                              Controller

Dated February 4, 1998