Form 10QSB
period 1998-03-29
PREMIUM RESTAURANT CO
filed 1998-05-13
CIK 802517

                       U.S SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

(Mark one)
     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          MARCH 29, 1998.

     __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
          _______.

                          Commission file number 0-16348.

                             PREMIUM RESTAURANT COMPANY
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 1,462,819 shares of Common Stock, $.01 par value per share, outstanding as of April 30, 1998.

                     PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                                       INDEX

PART I.   FINANCIAL INFORMATION

  Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 29, 1998 and
          June 29, 1997.                                                      3

          Consolidated Statements of Operations for the thirteen
          and thirty-nine weeks ended March 29, 1998 and March 30, 1997.      4

          Consolidated Statements of Cash Flows for the thirty-nine
          weeks ended March 29, 1998 and March 30, 1997.                      5

          Consolidated Notes to Financial Statements                        6-9

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       10-15


PART II.  OTHER INFORMATION                                               16-17

PART I - FINANCIAL INFORMATION

                           PREMIUM RESTAURANT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 1998 AND JUNE 29, 1997

                                                      MAR. 29,       JUNE 29,
                                                        1998           1997
                                                    -----------     ----------
                                                    (unaudited)      (note A)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                        $   342,415     $   454,157
   Restricted cash                                      358,750          -
   Receivables                                           57,697          72,930
   Current portion of notes receivable                   57,695          -
   Inventories                                          100,569         146,598
   Prepaid expenses and other current assets            128,819          83,574
   Assets held for sale                                  -              663,108
                                                    -----------     -----------
      Total current assets                            1,045,945       1,420,367

PROPERTY AND EQUIPMENT
   Equipment                                          3,287,446       3,870,418
   Leasehold improvements                             2,322,642       2,638,024
   Automobiles                                           15,058          15,058
                                                    -----------     -----------
                                                      5,625,146       6,523,500
   Less accumulated depreciation and                 (2,958,564)     (3,281,305)
                                                    -----------     -----------
      Net property and equipment                      2,666,582       3,242,195

OTHER ASSETS
   Notes receivable                                     265,015          -
                                                    -----------     -----------
                                                    $ 3,977,542     $ 4,662,562
                                                    -----------     -----------
                                                    -----------     -----------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Short-term notes payable and current
     long-term obligations
       Related party                                $   400,000     $   100,000
       Other                                            926,403         779,807
   Accounts payable                                     991,023       1,369,290
   Accrued salaries and wages                           173,464         322,071
   Amounts received from outside investors              358,750          -
   Other accrued liabilities                            613,506         720,818
                                                    -----------     -----------
      Total current liabilities                       3,463,146       3,291,986

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES        1,068,310         764,467

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value; authorized
      shares; no shares issued or outstanding            -               -
   Common stock, $.01 par value; authorized
      shares; issued and outstanding 742,819              7,428           7,428
   Additional paid-in capital                         4,335,214       4,335,214
   Accumulated deficit                               (4,896,556)     (3,736,533)
                                                    -----------     -----------
                                                       (553,914)       (606,109)
                                                    -----------     -----------
                                                    $ 3,977,542     $ 4,662,562
                                                    -----------     -----------
                                                    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                             PREMIUM RESTAURANT COMPANY
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE 13 WEEKS ENDED               FOR THE 39 WEEKS ENDED
                                                       ----------------------------        -----------------------------
                                                       MAR. 29,          MAR. 30,           MAR. 29,          MAR. 30,
                                                         1998              1997               1998              1997
                                                      -----------       -----------        ------------      -----------
                                                      (unaudited)       (unaudited)        (unaudited)       (unaudited)
Sale
   Full-service restaurants                            $1,985,801        $4,003,692         $7,882,183       $11,789,394
   Bagel bakeries                                         697,858           470,763          2,084,074         1,350,523
                                                      -----------       -----------        ------------      -----------
     Total sales                                        2,683,659         4,474,455          9,966,257        13,139,917

Cost of food and beverage                                 868,973         1,356,025          3,133,529         3,997,944
                                                      -----------       -----------        ------------      -----------
   Gross profit                                         1,814,686         3,118,430          6,832,728         9,141,973

Restaurant operating expenses
   Labor and benefits                                     976,233         1,550,257          3,620,558         4,690,525
   Direct and occupancy                                 1,019,607         1,628,702          4,031,025         4,745,835
   General and administrative expenses                    284,640           248,849            955,911           932,092
   Gain on sale of full-service restaurants               -                 -                 (926,341)           -
   Loss from closure of bagel bakery                      -                 -                   63,039            -
   Impairment of assets write-down                        -                 -                   90,732           640,286
                                                      -----------       -----------        ------------      -----------
                                                        2,280,480         3,427,808          7,834,924        11,008,738

     Loss from operations                                (465,794)         (309,378)        (1,002,196)       (1,866,765)


Other income (expense), net
   Interest expense                                       (59,606)          (25,555)          (172,749)          (79,790)
   Investment income                                        8,774             2,358             15,300            17,983
   Other, net                                               1,099             4,036              4,622            14,800
                                                      -----------       -----------        ------------      -----------
                                                          (49,733)          (19,161)          (152,827)          (47,007)
                                                      -----------       -----------        ------------      -----------
     Loss before income taxes                            (515,527)         (328,539)        (1,155,023)       (1,913,772)

Income tax expense (benefit)                                5,000             1,225              5,000            (8,883)
                                                      -----------       -----------        ------------      -----------
     Net loss                                           ($520,527)        ($329,764)       ($1,160,023)      ($1,904,889)
                                                      -----------       -----------        ------------      -----------
                                                      -----------       -----------        ------------      -----------
Net loss per share -basic and diluted                      ($0.70)           ($0.44)            ($1.56)           ($2.56)
                                                      -----------       -----------        ------------      -----------
                                                      -----------       -----------        ------------      -----------
Weighted average number of shares
   outstanding during the year-basic and diluted          742,819           742,819            742,819           742,819
                                                      -----------       -----------        ------------      -----------
                                                      -----------       -----------        ------------      -----------

  The accompanying notes are an integral part of these financial statements.

                            PREMIUM RESTAURANT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE THIRTY-NINE WEEKS ENDED
                                                                     ----------------------------------------
                                                                       MAR. 29,                     MAR. 30,
                                                                         1998                         1997
                                                                     -----------                  -----------
                                                                     (unaudited)                  (unaudited)
Operating activities:
    Net loss                                                         $(1,160,023)                 $(1,904,889)
    Adjustment to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                     620,643                     726,977
        Impairment of assets write-down                                    90,732                     640,286
        Recovery of note receivable                                        -                          (85,000)
        Gain on sale of full-service restaurants                         (926,341)                     -
        Loss from closure of bagel bakery                                  63,039                      -
        Changes in operating assets and liabilities
           net of the effects of the sale of full-service
           restaurants
            Receivables                                                    15,233                     (26,803)
            Income taxes receivable                                        -                          165,576
            Inventories                                                   (23,069)                     33,767
            Prepaid expenses and other current assets                     (64,069)                    (39,151)
            Accounts payable                                             (378,267)                   (395,646)
            Accrued salaries and wages                                   (148,607)                    (72,718)
            Other accrued liabilities                                    (107,312)                    111,456
                                                                      -----------                  -----------
            Net cash used in operating activities                      (2,018,041)                   (846,145)
Investing activities:
    Purchases of leasehold improvements and equipment                     (80,003)                   (415,794)
    Receipts from collections of notes receivable                          21,788                      -
    Proceeds from sale of full-service restaurants                      1,483,423                      -
                                                                      -----------                  -----------
            Net cash provided by (used in) investing activities         1,425,208                    (415,794)
Financing activities:
    Proceeds from debt obligations                                        829,350                      50,000
    Payments of debt obligations                                         (348,259)                   (163,700)
                                                                      -----------                  -----------
            Net cash provided by (used in) financing activities           481,091                    (113,700)
                                                                      -----------                  -----------
Net increase (decrease) in cash and cash equivalents                     (111,742)                 (1,375,639)
Cash and cash equivalents at beginning of period                          454,157                   1,602,936
                                                                      -----------                  -----------
Cash and cash equivalents at end of period                              $ 342,415                  $  227,297
                                                                      -----------                  -----------
                                                                      -----------                  -----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                        $  63,876                  $   80,816
        Income taxes                                                        5,000                       5,700

  The accompanying notes are an integral part of these financial statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

     The unaudited consolidated balance sheet as of March 29, 1998 and the unaudited consolidated statements of operations and cash flows for the thirty-nine weeks ended March 29, 1998 and March 30, 1997 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 29, 1998 and the results of operations and cash flow activity for the periods ended March 29, 1998 and March 30, 1997 have been made. The consolidated balance sheet as of June 29, 1997 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of results that may be expected for a full fiscal year or other interim periods.

NOTE B - NET LOSS PER SHARE-BASIC AND DILUTED

     On December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 - "Earnings per Share." The statement requires restatement of all current and prior year loss per share data. This restatement had no impact on per share data presented.

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts are computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 34,403 and 65,726 shares of common stock with a weighted average exercise price of $2.74 and $2.50 were outstanding during the thirteen weeks ended March 29, 1998 and March 30, 1997 and options to purchase 43,545 and 65,665 shares of common stock with a weighted average exercise price of $2.66 and $2.52 were outstanding during the thirty-nine weeks ended March 29, 1998 and March 30, 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive.

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

NOTE D - SALE-LEASEBACK OF BAGEL BAKERY EQUIPMENT

     During the third quarter of fiscal 1998 the Company re-financed through sale-leaseback transactions selected equipment at four of its existing bagel bakeries. The funded amount was in excess of the book value of the equipment thereby creating a deferred gain which is to be recognized over the remaining useful life of the equipment. The lease terms are for sixty months expiring in March, 2003, and have a monthly obligation of approximately $9,500. There are bargain purchase options at the end of the lease terms allowing for the
purchase of the equipment at ten percent of the fair market value.   The
effect of this transaction on the financial statements is as follows:

     Increase in cash and cash equivalents                      $    377,960
     Increase in long-term obligations                              (377,960)
     Increase in equipment                                           104,906
                                                                ------------
     Deferred gain on sale-leaseback                            $    104,906
                                                                ------------
                                                                ------------

NOTE E - GAIN ON SALE OF FULL-SERVICE RESTAURANTS

     During the first thirty-nine weeks of fiscal 1998, the Company sold five of its full-service restaurants. The effect of these sales on the financial statements was as follows:

     Increase in cash and cash equivalents                    $    1,483,423
     Increase in notes receivable                                    344,498
     Reduction of accumulated depreciation                           433,272
     Reduction of equipment and leaseholds                          (640,193)
     Reduction of assets held for sale                              (606,737)
     Reduction of inventories                                        (69,098)
     Reduction of prepaid expenses and other current assets          (18,824)
                                                              --------------
     Gain on sale                                             $      926,341
                                                              --------------
                                                              --------------

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

     Equipment                                                   $   427,921
     Leasehold improvements                                          104,106
     Accumulated depreciation                                       (441,295)
                                                                 -----------
     Write-down of impaired assets                               $    90,732
                                                                 -----------
                                                                 -----------

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the second quarter of fiscal 1998, the Company closed one of its bagel bakeries. The effect of this closure on the financial statements was as follows:

     Reduction of accumulated depreciation                  $     15,218
     Reduction of equipment and leaseholds                       (78,257)
                                                            ------------
     Loss on disposal                                       $    (63,039)
                                                            ------------
                                                            ------------

     During the first quarter of fiscal 1998, leasehold improvements of $167,215 were acquired by issuance of debt obligations.

     During the second quarter of fiscal 1997, the Company recorded a write-down of impaired assets in connection with one of its full-service restaurants. The effect of this write-down was to reduce the Company's assets as follows:

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

NOTE H - SHAREHOLDERS' EQUITY

     On October 8, 1997, the Company's Common Stock was delisted from the Nasdaq SmallCap Market because of the Company's inability to comply with the Nasdaq SmallCap Market shareholders' equity requirement. The Company's Common Stock is now quoted on the Nasdaq OTC Bulletin Board. There can be no assurance that a deep and liquid market will ever develop in the Company's Common Stock.

NOTE I - CONSULTING AGREEMENT

     In January 1998, the Company entered into a Consulting Agreement ("Consulting Agreement") with Select Investor Relations Corporation ("Select") under which Select agreed to provide a variety of consulting services to the Company, including assisting the Company in developing a business plan, providing public relations activities for the Company, increasing the Company's visibility in the marketplace and assisting the Company in locating sources of debt and equity financing. Select is not, however, acting as a broker-dealer and will not effect any transactions for the Company. Under the terms of the Consulting Agreement, the Company agreed to pay Select an initial fee of $29,500, plus monthly fees of $26,042 for a period of one year. The Company has also agreed, however, that upon its achieving of the minimum and maximum proceeds from this Offering, it will prepay certain of the amounts due under the Consulting Agreement. The Company has also agreed to issue a warrant to Select to purchase 24,759 shares of the Company's Common Stock. Of the shares subject to the warrant, 8,253 shares are exercisable at a price of $.001 per share, 8,253 shares are exercisable at a price of $1.25 a share for a period of 12 months from the date of the Consulting Agreement and 8,253 shares are exercisable at a price of $1.625 a share for a period of 15 months from the date of the Consulting Agreement.

NOTE J - SUBSEQUENT EVENT

     The Company filed a registration statement with the Securities and Exchange Commission for a unit offering of common stock and warrants with a minimum requirement of $600,000 (480,000 units) and a maximum of $2,500,000 (2,000,000 units) effective February 23, 1998. Each unit ("Unit") consists of one share of the Company's common stock ("Common Stock") and one Redeemable Common Stock Purchase Warrant ("Warrant"). One Warrant entitles the holder to purchase, at any time up to March 31, 2000, one share of Common Stock at a price of $1.875. Beginning January 1, 1999, the Warrants are redeemable, in whole, by the Company at a redemption price of $.05 per Warrant on not less than 30 days written notice, provided that the market price of the Common Stock exceeds $3.50 per share (subject to adjustment) for any 20 consecutive trading days within 15 days prior to such notice.

     As of March 29, 1998 the Company had raised $358,750 (287,000 units), which is recorded as restricted cash and amounts received from outside investors on the Company's balance sheet as of March 29, 1998. As of April 30, 1998 the Company has raised approximately $900,000 (720,000 units). This amount exceeds the minimum requirement and the proceeds are available to be used by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           RESULTS OF OPERATIONS

SALES

     Consolidated sales of $2,683,659 for the third quarter of fiscal 1998 decreased $1,790,796, or 40.0%, from consolidated sales of $4,474,455 for the third quarter of fiscal 1997. Consolidated sales of $9,966,257 for the first thirty-nine weeks of fiscal 1998 decreased $3,173,660, or 24.2%, from consolidated sales of $13,139,917 reported during the first thirty-nine weeks of fiscal 1997. The decrease in consolidated sales during fiscal 1998 was due to a decline in sales at the Company's full-service restaurants offset by an increase in sales at the Company's bagel bakeries, as described below.

     Sales at the Company's full-service Italian and steakhouse restaurants of $1,985,801 for the third quarter of fiscal 1998 decreased 50.4% from sales of $4,003,692 for the same quarter of fiscal 1997. Full-service restaurant sales of $7,882,183 for the first thirty-nine weeks of fiscal 1998 decreased 33.1% from sales of $11,789,394 for the same period of fiscal 1997. This decrease in full-service restaurant sales was due, in part, to the Company selling three of its full-service restaurants in the first quarter of fiscal 1998, and two of its full-service restaurants in the second quarter of fiscal 1998. In addition, this decrease in sales was due to the increased competition of national chain restaurants in each of the markets in which the Company's Italian and Steakhouse restaurants operate. The Company expects competition to intensify and, therefore, most of the Company's restaurants will continue to face significant pressure to maintain sales levels. To offset this the Company developed a new menu that was introduced to the Italian restaurants in September 1997. The focus of the new menu is to increase portion sizes and increase the offerings of chicken and seafood in order to create a higher quality and value to the customer. In addition, the purpose of the new menu is to increase the check average per person without decreasing the value. As of March 29, 1998 the Company has seen an increase in the check average per person.

     Sales at the Company's bagel bakeries of $697,858 for the third quarter of fiscal 1998 increased $227,095, or 48.2%, from bagel bakery sales of $470,763 for the same quarter of fiscal 1997. Sales of $2,084,074 for the first thirty-nine weeks of fiscal 1998 increased $733,551, or 54.3%, over bagel bakery sales of $1,350,523 for the same period of fiscal 1997. This increase in sales was primarily a function of the Company having seven bagel bakeries open as of March 29, 1998, while only having five bagel bakeries open as of March 30, 1997. The Company closed one of its bagel bakeries in
November 1997.    The Company is required by its development agreement, as
amended through May 11, 1998, to have eight stores open by August 1, 1998, nine stores open by September 1, 1998 and thirty stores open by July 1, 2002.

COST OF FOOD AND BEVERAGE

     Cost of food and beverage as a percentage of sales increased to 32.4% for the third quarter of fiscal 1998 from 30.3% for the same period in fiscal 1997, and increased to 31.4% for the first thirty-nine weeks of fiscal 1998 from 30.4% for the same period of fiscal 1997. These costs were up due to the mix of the Company's business including a larger percentage of bagel bakery sales, which have a slightly higher cost of food and beverage associated with them.

     The Company does not expect the cost of food and beverage to increase significantly in the future. The Company expects to construct a commissary in calendar 1998 to lower the food and beverage costs associated with its bagel bakeries and expects no change to the food and beverage costs at its full-service restaurants.

LABOR AND BENEFITS

     Labor and benefit costs as a percentage of sales increased to 36.4% for the third quarter of fiscal 1998 from 34.6% for the same quarter of fiscal 1997, and increased to 36.3% for the first thirty-nine weeks of fiscal 1998 compared to 35.7% during the same period of last year. This slight increase was primarily due to the minimum wage increase that took effect on September 1, 1997. In response to this minimum wage increase, the Company implemented menu price increases at its full-service restaurants which took effect October 1, 1997. These increases have partially offset the cost of the wage increases. This minimum wage increase is not expected to have a material effect on the Company's bagel bakeries as all employee pay rates are already at or above the new minimum wage.

DIRECT AND OCCUPANCY

     Direct and occupancy costs increased to 38.0% of sales for the third quarter of fiscal 1998, from 36.4% during the same period of fiscal 1997, and increased to 40.4% of sales for the first thirty-nine weeks of fiscal 1998 compared to 36.1% of sales during the same period of last year. This increase was primarily due to the fact that the Company is currently paying rent on four bagel bakery leases that are not yet under construction. Bagel bakeries will not be constructed at these locations until financing can be acquired. Secondly, the Company increased its advertising and promotional costs at its full-service restaurants from 2.6% of sales for the first thirty-nine weeks of fiscal 1997 to 5.3% of sales for the same period of fiscal 1998. The Company expects advertising and promotional expenses to decrease to 4.0% of sales for the remainder of fiscal 1998. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 2% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. Lastly, direct and occupancy costs at the Company's bagel bakeries were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakeries increase in the future, these fixed costs will decrease as a percent of sales.

GENERAL AND ADMINISTRATIVE

     General and administrative costs as a percentage of sales increased to 10.6% for the third quarter of fiscal 1998 from 5.6% of sales reported during the same quarter of last year, and increased to 9.6% for the first thirty-nine weeks of fiscal 1998 compared to 7.1% of sales for the same period of last year. This increase in general and administrative costs was primarily due to the Company incurring approximately $385,000 of general and administrative costs in the first thirty-nine weeks of fiscal 1998 relating to the development of a corporate infrastructure at its bagel bakery operation, as compared to only $216,000 of costs for the same period last year. The Company also had increased professional fees pertaining to its attempts to acquire financing for its bagel bakery concept. General and administrative costs were lower during the third quarter of fiscal 1997 as a result of the Company recording an $85,000 recovery of a bad debt expense.

GAIN ON SALE OF FULL-SERVICE RESTAURANTS

     The Company sold five of its full-service restaurants during the first thirty-nine weeks of fiscal 1998. The restaurants are located in Burnsville, Falcon Heights, Woodbury and St. Cloud, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated proceeds of approximately $1,827,000. The gain recognized on the sale of these restaurants sold was $926,341.

LOSS FROM CLOSURE OF BAGEL BAKERY

     The Company closed one of its bagel bakeries during the first thirty-nine weeks of fiscal 1998. The bakery is located in Irving, Texas. This bakery was an experimental site, as it was connected to a gas station and was only one-third the size of a standard bakery. The Company determined it was unlikely that this bakery would generate the sales necessary to achieve profitability. The equipment at this bakery was removed and can be used at other bakeries. The Company recognized a loss of $63,039 on the net book value of the leasehold improvements at the bakery.

IMPAIRMENT OF ASSETS WRITE-DOWN

     During the first thirty-nine weeks of fiscal 1998, the Company recognized an impairment loss of $90,732 for the long-lived assets at its Maplewood, Minnesota restaurant. The Company has determined that the geographic area this restaurant is located in can no longer support two Italian restaurants (Ciatti's Italian Restaurant and a competitor restaurant) in such close proximity to each other. In addition, the Company attempted several advertising and promotional campaigns during fiscal 1998 that did not produce the results management expected. Based on these items, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease, which expires in 2000. Accordingly, the Company has fully written off the long-lived assets at this restaurant.

OTHER INCOME (EXPENSE) NET

     Other income (expense) increased to a net expense of $49,733 for the third quarter of fiscal 1998, up from a net expense of $19,161 reported in the same quarter of last year, and increased to a net expense of $152,827 for the first thirty-nine weeks of fiscal 1998 up from a net expense of $47,007 during the same period of last year. This increase in expense was primarily due to the Company carrying higher debt as a result of the construction of the Company's bagel bakeries.

INCOME TAX EXPENSE (BENEFIT)

     For the thirteen and thirty-nine weeks ended March 29, 1998, the Company recorded income tax expense of $5,000 for state and franchise taxes paid during fiscal 1998. For the thirteen and thirty-nine weeks ended March 30, 1997, the Company recorded income tax expense of $1,225 and an income tax benefit of $8,883 which was due to the receipt of state and federal income taxes in excess of the amount recorded as an income tax receivable as of June 30, 1996, offset by state and franchise taxes paid during fiscal 1997. There was no tax benefit recorded for the losses generated during fiscal 1997 because no taxes would have been recoverable from a carryback of the net losses. As of March 29, 1998, the Company has approximately $166,000 of alternative minimum tax credit carryforwards and $3,802,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

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

                          LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1998 the Company had cash and cash equivalents on hand of $342,415, which represents a decrease of $111,742 from the $454,157 in cash and cash equivalents reported as of June 29, 1997. Net cash used in operating activities was $2,018,041 for the first thirty-nine weeks of fiscal 1998. For the first thirty-nine weeks of fiscal 1998 the Company incurred a net loss of $1,160,023 which was net of a gain of $926,341 pertaining to the sale of five of the Company's full-service restaurants and a loss of $90,732 pertaining to the impairment of assets write-down at one of the Company's
full-service restaurants.   In addition, the Company reduced its accounts
payable balance by $378,267 during the first thirty-nine weeks of fiscal 1998 as a result of the sale of the five full-service restaurants. These uses of cash were partially offset by non-cash depreciation and amortization expense of $620,643.

     Net cash provided by investing activities was $1,425,208 during the first thirty-nine weeks of fiscal 1998 which is the net of $1,483,423 generated from the sale of five of the Company's full-service restaurants, $21,788 from collections on notes receivable, and $80,003 for the purchase of leasehold improvements and equipment for bagel bakeries.

     Net cash provided by financing activities was $481,091 for the first thirty-nine weeks of fiscal 1998. The net cash provided by financing activities consists of borrowings from the Chairman of the Board of Directors of the Company of $300,000, borrowings of $151,390 from a note offering commenced in June 1997 and borrowings of $377,960 from sale-leasebacks on the
equipment at the Company's existing bagel bakeries.    These borrowings were
partially offset by payments of $237,620 to the Company's equipment vendor and $110,639 due under other debt financing.

     DFW Bagels, Inc. (DFW Bagels), a wholly-owned subsidiary of Premium Restaurant Company, has entered into an exclusive development agreement with Bruegger's Franchise Corporation (Bruegger's). This agreement, as last amended in May 1998, requires DFW Bagels to build thirty bagel bakeries by July 1, 2002. Through April 30, 1998, DFW Bagels has opened seven bagel bakeries. The Company is required by its development agreement, as amended through May 11, 1998, to have eight stores open by August 1, 1998, nine stores open by September 1, 1998 and thirty stores open by July 1, 2002. Currently, DFW Bagels has entered into lease agreements for four additional bagel bakery sites. The Company intends to open bagel bakeries at a faster rate than that obligated under the development agreement, subject to available financing. The Company believes each new site will require approximately $370,000 for capital expenditures, including pre-opening expenses and the initial franchise fee.

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

     The Company filed a registration statement with the Securities and Exchange Commission for a unit offering of common stock and warrants with a minimum requirement of $600,000 effective February 23, 1998. As of March 29, 1998 the Company had raised $358,750. As of April 30, 1998 the Company has raised approximately $900,000. This amount exceeds the minimum requirement and the proceeds are available to be used by the Company.

     During the third quarter of fiscal 1998 the Company re-financed through sale-leaseback transactions selected equipment at four of its existing bagel bakeries. The four bakeries were originally financed through the Company's cash reserves. The funded amount was in excess of the book value of the equipment thereby creating a deferred gain which is to be recognized over the remaining useful life of the equipment. The lease terms are for sixty months expiring in March, 2003, and have a monthly obligation of approximately $9,500. There are bargain purchase options at the end of the lease terms allowing for the purchase of the equipment at ten percent of the fair market value. The Company used the proceeds from this transaction to satisfy a debt with its equipment vendor and for working capital. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries including additional sale and lease-back financing arrangements with respect to its existing bagel bakeries and full-service restaurants.

     As of the quarter ended March 29, 1998, the Company has borrowed $400,000 from the Chairman of the Board of Directors of the Company pursuant to an unsecured promissory note due December 31, 1998. Although the Company may borrow additional amounts from Mr. Danford, there are no agreements between Mr. Danford and the Company with respect to future financing or any guarantee that such funds will be available.

     The Company sold five of its full-service restaurants during the first thirty-nine weeks of fiscal 1998. The restaurants are located in Burnsville, Falcon Heights, Woodbury and St. Cloud, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated proceeds of approximately $1,827,000. The gain recognized on the sale of these restaurants sold was $926,341. The restaurants sold are initially being operated as Ciatti's Italian Restaurants-Registered Trademark-, however, the new operators have the right to change the name. The Company decided to sell these restaurants to focus on achieving and maintaining profitability at its remaining full-service restaurants and to generate cash to continue to expand its bagel bakery concept in the Dallas-Fort Worth market. During fiscal 1997, the restaurants sold generated approximately $8,270,000 of sales, net earnings of $445,000 and cash flows from operations of $799,000. Although the Company has no agreements to sell any of its remaining full-service restaurants, it is exploring alternatives to maximize its cash flow, including the possible sale of any of its remaining full-service restaurants.

          The Company plans to finance its working capital and capital resource needs with its current cash and proceeds from its current and future debt and equity financing. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries.

     The Company believes that these sources will be sufficient to enable it to satisfy its working capital needs for the next twelve months. Because the Company has decided to pursue a strategy of building bagel bakeries at a rate faster than that required by the development agreement, it may need funds in addition to those generated from the current unit offering. In such event, the Company will attempt to raise additional funds through debt or equity offerings. If the Company is unable to successfully raise funds from the unit offering in a timely manner, it may be necessary for it to raise additional capital through other means of financing. Although the Company believes that it will be able to secure the necessary capital, there can be no assurance that the Company will be successful.

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

                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds

     In January 1998, the Company entered into a Consulting Agreement ("Consulting Agreement") with Select Investor Relations Corporation ("Select") under which Select agreed to provide a variety of consulting services to the Company, including assisting the Company in developing a business plan, providing public relations activities for the Company, increasing the Company's visibility in the marketplace and assisting the Company in locating sources of debt and equity financing. See "Management's Discussion and Analysis or Plan of Operation". In connection with this agreement, the Company has also agreed to issue a warrant to Select to purchase 24,759 shares of the Company's Common Stock. Of the shares subject to the warrant, 8,253 shares are exercisable at a price of $.001 per share, 8,253 shares are exercisable at a price of $1.25 a share for a period of 12 months from the date of the Consulting Agreement and 8,253 shares are exercisable at a price of $1.625 a share for a period of 15 months from the date of the Consulting Agreement. The Company believes that the issuance of the warrant was exempt pursuant to Section 4(2) of the securities Act of 1993.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     The Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of up to 2,000,000 units, each unit consisting of one share of common stock and a warrant to purchase an additional share at a price of $1.875. The offering had a minimum requirement of $600,000 (480,000 units). The Company commenced the offering on February 23, 1998. As of March 29, 1998 the Company had raised $358,750, and as of April 30, 1998 the Company had raised approximately $900,000, which exceeds the minimum requirement and the proceeds are available to be used by the Company in its operations.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          1.  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     PREMIUM RESTAURANT COMPANY AND SUBSIDIARY
                     -----------------------------------------
                                    (Registrant)


                    /s/ Phillip R. Danford
                    ----------------------------
                    Phillip R. Danford
                    President

                    /s/ Scott P. McGuire
                    ----------------------------
                    Scott P. McGuire
                    Controller

Dated  May 12, 1998