Form 10KSB40
period 1998-06-28
PREMIUM RESTAURANT CO
filed 1998-09-25
CIK 802517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from                to
                                               --------------

                         COMMISSION FILE NUMBER: 0-16348

                           PREMIUM RESTAURANT COMPANY
                 (Name of small business issuer in its charter)

                MINNESOTA                         41-1564262
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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS.      YES   X      NO
               ----

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB FOR ANY AMENDMENT TO
THIS FORM 10-KSB.     YES  X      NO
                         -----

THE COMPANY'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $12,458,000.

ON SEPTEMBER 18, 1998, THE COMPANY HAD 1,845,939 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

THE AGGREGATE MARKET VALUE OF THE SHARES OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY (PERSONS OTHER THAN DIRECTORS AND OFFICERS) COMPUTED AT THE AVERAGE OF THE OTC:BB CLOSING BID AND ASK PRICE OF $1.25 PER SHARE ON SEPTEMBER 18, 1998 WAS APPROXIMATELY $1,285,295.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE COMPANY'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Premium Restaurant Company (the "Company") owns and operates two full-service Italian restaurants in Minnesota under the name "Ciatti's Italian Restaurant" and seven "Bruegger's Bagel Bakery" restaurants in the Dallas-Fort Worth, Texas area as of September 21, 1998. All bagel bakeries are operated under the name "Bruegger's Bagel Bakery" pursuant to the terms of a development agreement and related franchise documents under which the Company's subsidiary DFW Bagels, Inc. ("DFW") acts as franchisee.

RESTAURANT DEMOGRAPHICS

         Bagel Bakeries

         As of June 28, 1998, DFW operated seven bagel bakeries in the Dallas-Fort Worth area and has signed leases for an additional four bakeries. These bagel bakeries range in size from 2,100 to 3,000 square feet and seat between 45 and 50 customers. Most bagel bakeries also offer a limited area for outdoor patio dining. Although, the Company opened a 520 square foot bagel bakery as part of a service station/convenience store in Irving, Texas during the last quarter of fiscal 1997, it subsequently closed that restaurant. In the future, the Company plans to open bagel bakeries ranging in size from 1,800 to 2,200 square feet.

The following table sets forth the opening date and square footage of the Company's bagel bakeries:


                                                                         APPROXIMATE
           DATE OPENED                             LOCATION            SQUARE FOOTAGE
           -----------                             --------            --------------
     October, 1995                           Plano (Lancer's Square)       3,000
     December, 1995                          Plano (Shepard Place)         2,250
     February, 1996                          Dallas (Preston Center)       2,500
     June, 1996                              Fort Worth (Bowie)            2,130
     November, 1996                          Dallas (Preston Campbell)     2,200
     June, 1997                              Fort Worth (Fossil Creek)     2,100
     August, 1997                            University Park               2,300
     October, 1998 (estimated) (1)           Southlake                     2,000
     October, 1998 (estimated) (1)           Dallas (Old Denton)           2,000
     November, 1998 (estimated) (1)          Woodbridge                    2,000
     November, 1998 (estimated) (1)          Lakewood                      2,000


----------
(1) The Company is paying rent in the aggregate amount of $17,000 per month with respect to these locations where the Company signed leases, but has not yet completed construction of restaurants.

Full-Service Restaurants

         The Company currently operates two Italian restaurants in Minnesota. The Company's Italian restaurants range in size from 6,500 to 8,600 square feet. Each seats between 70 and 100 customers in the lounge and between 110 and 220 customers in the dining area. One also offers outdoor patio dining on a seasonal basis.

The following table sets forth the opening date and square footage of the Company's full-service restaurants:


                                                          APPROXIMATE
     DATE OPENED           LOCATION                      SQUARE FOOTAGE
     -----------           --------                      --------------

     September, 1984       Saint Paul, Minnesota             8,600
     October, 1991         Edina, Minnesota (1)              6,500


----------
(1) The Company has entered into a letter of intent to sell the Edina restaurant in October 1998.

         The Saint Paul restaurant is located in an urban area. The Edina restaurant is located in a suburban area. The actual cost of opening an Italian restaurant, including leasehold improvements, furniture, fixtures, and equipment and other pre-opening costs has varied from $480,000 to $930,000 per restaurant.

         The Company has not opened any full-service restaurants in recent years and has no plans to open any additional full-service restaurants in the future. The Company sold six of its full-service restaurants during fiscal 1998. The restaurants are located in Burnsville, Falcon Heights, Maplewood, St. Cloud, and Woodbury, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated cash proceeds of $1,580,000 and notes receivable of $369,496. The gain recognized on the sale of these restaurants sold was $1,076,342. The restaurants sold are initially being operated as Ciatti's Italian Restaurants, however, the new operators have the right to change the name. During fiscal 1998 and 1997, the restaurants sold generated approximately $3,198,000 and $9,558,000 of sales, $(288,000) and $204,000 of net earnings (loss) and $(229,000) and $609,000 of cash flows (deficits) from operations.

         On July 13, 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. As of June 28, 1998, $341,813 was recorded as a capital lease obligation. In fiscal 1999 the remaining capital lease obligation will be recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been fully written-off in fiscal 1997. During fiscal 1998, this restaurant generated approximately $939,000 of sales and $3,000 of net earnings and cash flows from operations.

         During September 1998, the Company sold one of its remaining full-service restaurants and entered into a letter of intent to sell an additional restaurant in October 1998. The restaurants are located in Eden Prairie and Edina, Minnesota. Debt obligations of $159,805 related to pledged equipment included in the sale were paid during September 1998. The sale of these restaurants will generate proceeds of approximately $950,000. The net book value of the leasehold improvements and equipment as of June 28, 1998 at these locations was $469,251. During fiscal 1998, these restaurants generated approximately $3,475,000 of sales, $17,000 of net earnings and $192,000 of cash flows from operations.

RESTAURANT FORMATS

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

         The design and general layout of the Company's bagel bakeries are based on plans and guidelines issued by Bruegger's. Bruegger's updated its plans and designs for all bagel bakeries in 1995 and all of the Company's existing bagel bakeries have been constructed following this new design. It is anticipated that the new design will be the national standard for a number of years. The Company's ability to make material changes to such design is limited, and any such change requires the written approval of Bruegger's. The new design and ambiance is bright and clean looking, using materials to withstand heavy customer use.

         Bruegger's also issues standard plans for furniture, fixtures and equipment ("FF&E"), including standard menu boards and art work. The Company is required to equip each bakery with such FF&E. In a number of cases, Bruegger's offers franchisees an option to purchase major equipment from two different manufacturers.

Italian Restaurants

         The Company's full-service restaurants have traditionally had an Italian format. The Company's Italian restaurants serve appetizers, pizza, soups, salads, sandwiches, pasta, chicken, seafood, bread and desserts, together with alcoholic and non-alcoholic beverages. Menu items are prepared at each restaurant pursuant to the Company's uniform recipes and ingredient specifications.

         The Company has traditionally designed the dining areas and lounges of its Italian restaurants to convey an atmosphere of casual elegance. The dining area of each restaurant features booths and individual tables with either chairs or banquettes. Each restaurant differs in interior design and decor, depending upon the location and nature of the space. These restaurants accept reservations for a limited portion of their dining area. The St. Paul restaurant has a lounge area, which has a full-service liquor license, available for customers waiting to be seated for dining. Appetizers and other menu items are available in the lounge as well as in the restaurant.

         Each Italian restaurant employs a standardized menu with entree prices ranging from $3.99 to $9.99 at lunch, and $5.99 to $15.95 at dinner. During fiscal year 1998, food sales comprised approximately 78% and beverage sales comprised approximately 22% of total full-service sales.

         The Company's Italian restaurants are typically open for lunch and dinner daily during the year, except for Thanksgiving, Christmas Eve and Christmas Day. Hours of operation may vary depending on local custom and customer traffic. Menu service is normally available from 11:00 a.m. to 10:00 p.m. (9:00 p.m. on Sunday). A Sunday brunch is served the restaurants from 10:00 a.m. to 2:00 p.m. The lounge is typically open from 11:00 a.m. until midnight (10:00 p.m. on Sundays). In addition to in-restaurant dining, all of the menu items are available for carry-out. Carry-out sales constitute a small portion of the Company's total sales.

FULL-SERVICE RESTAURANT AND BAKERY OPERATIONS

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

RESTAURANT DEVELOPMENT

         The Company has entered into an exclusive Development Agreement with Bruegger's Franchise Corporation ("Bruegger's"). Bruegger's has indicated that as of February 2, 1998, directly or through franchises, it operates in 52 metropolitan markets in 32 states.

         All franchisees are required to open a contractually specified number of bakeries in their territory within a specified period of time or they will lose their territorial franchise rights. Bruegger's has indicated that, as of January 1, 1998, there were 423 Bruegger's Bagel Bakery restaurants open for business, owned and operated by either Bruegger's or by franchisees. Although Bruegger's is generally considered one of the largest bagel concepts in the country, there are several franchise or company-owned systems with aggressive development plans in direct competition in all areas of the country.

         The Company intends to devote significant resources to the development of its bagel bakeries. This decision to concentrate on Bruegger's reflects the Company's judgment concerning the potential market for bagel-based restaurant concepts, the continuing appeal of the Bruegger's format to customers and the Company's ability to successfully manage its growth.

         The Company is concentrating its development efforts in the socioeconomic well-to-do areas of the greater Dallas-Fort Worth area. Experience gained from other Bruegger's franchises has shown that the typical customer tends to be well educated and financially well-off. As of June 28, 1998, five bagel bakeries were open in the north-central portion of the Dallas area, and two were open in the Fort Worth area.

         The ability of the Company to open additional bagel bakeries will depend to a large degree on the availability of suitably sized spaces in desired areas at economically justifiable terms. Other bagel chains, as well as coffee houses, are vying for the same locations, thus providing strong competition for space.

         The cost of opening a new bagel bakery is approximately $370,000, including the initial franchise fee. The cost of leasehold improvements for the existing bakeries has averaged $175,000 per bakery, depending on the size of the space, contributions by the lessor and the condition of the buildings. The cost of equipment for the existing bakeries has averaged $150,000 for each bakery. Other pre-opening expenses, including design services, smallwares, training, and initial inventory is $45,000 for each bakery, including the initial franchise fee. Bruegger's has agreed to waive the $20,000 initial franchise fee for all Bruegger's Bagel Bakery restaurants opened in calendar 1998 and has agreed to reduce franchise royalties during calendar 1998.

RELATIONSHIP WITH BRUEGGER'S

         The development by DFW of bagel bakeries is based upon franchise documents entered into between DFW and Bruegger's. The principal documents are a Development Agreement dated as of January 1, 1995, as amended through May 28, 1998, and franchise agreements pertaining to each existing bagel bakery.

         The Development Agreement, as amended, gives DFW the right to construct, own and operate bagel bakeries in the counties of Tarrant and Dallas, Texas and certain areas immediately north of the City of Dallas, including the City of Plano, Texas (the "Development Area"). The Development Agreement grants DFW the exclusive right and obligation to develop thirty bagel bakeries within the Development Area by July 1, 2002 on the following schedule:


                                   Minimum number
                                 of bagel bakeries
                                 DFW must have in
       Deadline                operation by deadline
       --------                ---------------------
     July 1, 1996                        4
     October 1, 1998                     9
     July 1, 1999                        14
     July 1, 2000                        19
     July 1, 2001                        24
     July 1, 2002                        30


         As of June 28, 1998, DFW has seven bagel bakeries open. DFW expects to open its eighth and ninth bagel bakeries during October 1998 and has requested a waiver from Bruegger's.

         DFW is to choose the sites for the bagel bakeries at its sole expense but must seek site approval from Bruegger's in writing prior to beginning construction. The Development Agreement also defines the relationship of DFW to Bruegger's as that of independent contractor and states that none of the rights granted therein may be assigned or otherwise transferred. In addition, Premium Restaurant Company agreed that any sales of its interest in DFW shall be subject to a right of first refusal and prior written consent by Bruegger's. Bruegger's has additional rights to acquire equity securities of Premium Restaurant Company if Premium Restaurant Company's stock ceases to be publicly traded.

         The Development Agreement may be renewed in one year increments after the initial term if DFW continues opening bagel bakeries at the rate of three per year. After five years of renewals, however, DFW is obligated to open only one bagel bakery per year.

         The Development Agreement gives DFW the exclusive right to operate bagel bakeries in the Development Area. The Development Agreement provides, however, that certain Bruegger's specialty products (specifically cheese spreads and related products) may be distributed by a third party through supermarkets, delicatessens, specialty food stores, convenience stores, and other wholesale and retail food stores within the Development Area, but in such event DFW has a right to act as distributor.

         The Development Agreement provides that if DFW breaches any term of the agreement, Bruegger's has the right to terminate the agreement.

         The Development Agreement provides that DFW and Bruegger's will enter into a predetermined franchise agreement for each bagel bakery opened by DFW. Each franchise agreement grants DFW the right to establish and operate the particular bagel bakery and to use the Bruegger's system and various trademarks. The franchise agreement designates the locations approved pursuant to the Development Agreement as the exclusive sites for the operation of the bagel bakeries. Under the terms of the franchise agreement, Bruegger's agrees to provide DFW with operation assistance and layout as well as manuals, training and annual audits. The franchise agreement also states that Bruegger's may at its discretion establish an Advertising Cooperative (the "Coop") for certain geographic areas and that if DFW operates a bagel bakery within such area it must immediately become a member of the Coop. DFW's duties under the franchise agreement include constructing bagel bakeries at its own expense from pre-approved plans and sending new managers to Bruegger's training program. DFW also agrees that its bagel bakeries will strictly conform to Bruegger's methods, such as its core products, management of the business, fixtures, furnishings, and maintenance, and that it will keep confidential the Operations and Bagel Production Manuals provided it. In consideration of the rights granted it, DFW is obligated to pay certain franchise and other fees to Bruegger's. Each franchise agreement has a term of twenty years and may be renewed in ten year increments. If DFW chooses to renew, the terms of the franchise agreement will change to whatever terms are being offered new franchisees at the time of renewal.

RELIANCE ON COMMISSARY OF BRUEGGER'S

         Currently, the Company obtains its shaped bagel dough, as well as other food supplies from a commissary owned by Bruegger's. While the current arrangement represents the most cost effective way of obtaining bagel dough and other supplies, the closing of the commissary or the inability of the Company to receive its supplies from the commissary would have a severe and immediate impact on the continuation of the Company's business in the Dallas-Fort Worth area. The Company expects to build its own commissary in calendar 1998.

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

         Although the full-service Italian restaurant market segment is highly fragmented, a few regional and national chains compete directly against the Company in this market segment. Dardens' concept, The Olive Garden, is represented in the Company's Minnesota market. The Company's Italian restaurants compete not only with other chain or locally owned restaurants with similar menus, but also with other full-service restaurants.

         For its bagel bakeries, the Company's primary competitors are several chain bagel operators offering menu items essentially similar to Bruegger's, all vying for speedy market penetration. For example, Einstein Bagels is represented in the Company's Development Area as well as are a number of local, owner-operated bagel shops which in several cases have developed a loyal local clientele. In addition, any quick-service or home-replacement meal restaurants are competing with the Company for breakfast or lunch customers.

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

GOVERNMENT REGULATION

         Various federal, state and local laws affect the Company's restaurant business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards and access for disabled persons. To date, federal and state environmental regulations have not had a material effect on the Company's operations. Varied and sometimes stringent requirements of local government bodies with respect to zoning, building codes, land use and environmental factors have, in the past, increased, and in the future can be expected to increase, the cost and time required for developing new restaurants or bakeries. In some instances the Company may have to obtain zoning variances and land use permits for its new restaurants or bakeries. A portion of the Company's Italian restaurant business is also derived from the sale of alcoholic beverages. Any action by an alcoholic beverage control agency to suspend or revoke a restaurant's liquor license would have an adverse effect on that restaurant's business. The Company believes that it is operating in compliance with all material laws and regulations covering its operations.

         The Company is also subject to the Fair Labor Standards Act, which covers such matters as minimum wages, overtime and other working conditions. A significant portion of the Company's food service personnel are paid at rates above, but related to, the minimum wage. Although the Company implemented a menu-price increase at its full-service restaurants effective October 1, 1997 to offset the September 1, 1997 minimum wage increase, additional increases in state or federal minimum wage requirements or changes in applicable state law with respect to minimum wages for "tipped" employees may have an adverse impact on the Company.

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

         "Bruegger's" and "Bruegger's Bagel Bakery" are trademarks of Bruegger's Franchise Corporation. Under the terms of the Development Agreement, DFW has the right to use all trademarks associated with the Bruegger's bagels franchise in connection with the operation of bagel bakeries in the Dallas-Fort Worth area.

EMPLOYEES

         As of September 18, 1998 the Company employed approximately 450 persons, including 5 corporate employees, 29 restaurant and bakery managers and assistant managers, and 416 hourly restaurant and bakery employees. Hourly employees comprise approximately 92% of the Company's total work force and most work on a part-time basis. Other than corporate and restaurant management personnel, employees are paid on an hourly basis. No employees are covered by collective bargaining agreements and no work stoppages have occurred. The Company considers its employee relations to be good.

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


     Name                    Age                   Position
     ----                    ---                   --------
Phillip R. Danford            49             President and Director

Barney U. Uhlig               58             Vice President for
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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's existing restaurants are located in leased facilities, all of which the Company believes to be adequate. The Company owns all of the furniture, fixtures, and equipment in each of its restaurants. Leasehold improvements paid for by the Company generally will become the property of the landlord upon expiration or termination of a lease. The Company may lease equipment in the future.

         The Company's corporate offices are located in Edina, Minnesota, a Minneapolis suburb. These premises include a test kitchen and a small warehouse area. The lease currently runs through September 30, 1998, and the Company is currently negotiating a lease with its landlord to move to the premises directly across from its current location. The Company believes this facility will be adequate to accommodate its administrative needs for the foreseeable future and that it will be able to sign this lease with satisfactory terms or obtain comparable space on satisfactory terms.

         The Company leases real estate and improvements for its restaurants. The leases for its Italian restaurants provide for an initial term of ten or twelve years. These leases have a minimum of two five-year renewal options. Base rent under the Company's leases varies depending, in part, upon leasehold allowance funds provided by the lessor. Base rent at some locations also escalates during the term of the lease. At both restaurants, the Company also is required to pay a percentage rate between 4% and 5.5% of sales in excess of specified amounts if it meets certain predetermined sales levels. The Company pays all real estate taxes, insurance, utilities and maintenance expenses for its leased properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until October 8, 1997 when it was delisted from the Nasdaq system, the Company's common stock was traded on the Nasdaq SmallCap Market under the symbol "CIAT." The common stock is now quoted on the Nasdaq OTC Bulletin Board under the symbol "PRXC." The following table sets forth the range of high and low prices for the Company's common stock in fiscal 1997 and 1998 on the Nasdaq SmallCap Market and the Nasdaq OTC Bulletin Board. The prices listed below indicate inter-dealer prices without retail mark up, mark down or commissions and may not necessarily represent actual transactions.


FISCAL YEAR                                   LOW                  HIGH
-----------                                   ---                  ----

1998 First Quarter                           $0.62                $2.75
     Second Quarter                           1.25                 2.00
     Third Quarter                            1.25                1.625
     Fourth Quarter                          1.125                1.625

1997 First Quarter                           $3.50                $5.00
     Second Quarter                           2.50                 4.00
     Third Quarter                            2.50                 2.50
     Fourth Quarter                           2.25                 2.25


         As of September 18, 1998, the Company had 310 shareholders of record, plus an additional 386,950 shares held by depository institutions for an undetermined number of additional shareholders. The total number of outstanding shares was 1,845,939.

         The Company has not paid cash dividends on its Common Stock in the past and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED CONSOLIDATED FINANCIAL DATA

Premium Restaurant Company and Subsidiary

 (In thousands, except share and per share data)

                                                                   Fifty-two or fifty-three weeks ended
                                                   ------------------------------------------------------------------
Consolidated Statements of                           June 28,      June 29,      June 30,       July 2,       July 3,
 Operations Data:                                     1998          1997          1996           1995          1994
                                                   ---------     ---------     ---------     ---------     ---------
Sales
 Full-service restaurants                          $   9,677     $  15,811     $  16,962     $  18,935     $  22,969
 Bagel bakeries                                        2,781         1,927           627          --            --
                                                   ---------     ---------     ---------     ---------     ---------

  Total sales                                         12,458        17,738        17,589        18,935        22,969

Cost of food and beverage                              3,971         5,371         5,191         5,781        6,848
                                                   ---------     ---------     ---------     ---------     ---------
 Gross profit                                          8,487        12,367        12,398        13,154        16,121

Operating expenses (income)
 Labor and benefits                                    4,553         6,304         6,145         6,266         7,383
 Direct and occupancy                                  5,226         6,625         6,375         5,722         7,039
 General and administrative                            1,191         1,305         1,305         1,054         1,347
 Write-down of impaired assets                            91           640            78          --            --
 Gain on sale of restaurants                          (1,076)         --            --            --            --
 Loss on closure of bagel bakery                          63          --            --            --            --
                                                   ---------     ---------     ---------     ---------     ---------
                                                      10,048        14,874        13,903        13,042        15,769
                                                   ---------     ---------     ---------     ---------     ---------
  Earnings (loss) from
   operations                                         (1,561)       (2,507)       (1,505)          112           352
Other income (expense), net                             (212)          (69)          (18)           88            92
Income tax (expense) benefit                              (7)            7           160            (6)         (134)
                                                   ---------     ---------     ---------     ---------     ---------
  Net earnings (loss)                              $  (1,780)    $  (2,569)    $  (1,363)    $     194     $     310
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
Net earnings (loss) per share
  Basic                                            $   (1.81)    $   (3.46)    $   (1.85)    $     .27     $     .41
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
  Diluted                                          $   (1.81)    $   (3.46)    $   (1.85)    $     .26     $     .40
                                                   ---------     ---------     ---------     ---------     ---------
                                                   ---------     ---------     ---------     ---------     ---------
Weighted average number of shares
outstanding
  Basic                                              985,771       742,819       736,917       727,639       751,785
  Diluted                                            985,771       742,819       736,917       762,089       768,343


Consolidated Balance Sheet Data:                     June 28,      June 29,      June 30,       July 2,       July 3,
 (at end of period)                                   1998           1997         1996           1995          1994
                                                    --------      --------      --------       -------       -------
Current assets                                      $  1,599      $  1,420     $   2,184     $   2,713     $   2,763
Current liabilities                                    2,754         3,292         2,569         1,969         2,201
Total assets                                           3,984         4,663         6,652         7,684         7,206
Long-term liabilities                                  1,210           765           908         1,179           665
Shareholders' equity                                $     20      $    606     $   3,175     $   4,536     $   4,340


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                             RESULTS OF OPERATIONS

              Comparison of Fifty-two Weeks Ended June 28, 1998 to
                      Fifty-two Weeks Ended June 29, 1997


Sales

         Consolidated sales for fiscal 1998 decreased $5,279,822, or 29.8%, to $12,457,982 from fiscal 1997 consolidated sales of $17,737,804. The decrease in consolidated sales during fiscal 1998 was due to a decline in sales at the Company's full-service restaurants offset by an increase in sales at the Company's bagel bakeries, as described below.

         Full-service restaurant sales of $9,677,065 for fiscal 1998 decreased $6,134,305, or 38.8% from sales of $15,811,370 for the same period of fiscal 1997. This decrease in full-service restaurant sales was due, in part, to the Company selling three of its full-service restaurants in the first quarter of fiscal 1998, two of its full-service restaurants in the second quarter of fiscal 1998 and one of its full-service restaurants in the fourth quarter of fiscal 1998. In addition, this decrease in sales was due to the increased competition of national chain restaurants in each of the markets in which the Company's Italian restaurants operate. The Company expects competition to intensify and, therefore, the Company's remaining restaurants will continue to face significant pressure to maintain sales levels.

         Bagel bakery sales of $2,780,917 for fiscal 1998 increased $854,483, or 44.4%, over bagel bakery sales of $1,926,434 for fiscal 1997. This increase in sales was primarily a function of the Company having seven bagel bakeries open for all of fiscal 1998, while only having five bagel bakeries open for all of fiscal 1997. The Company closed one of its bagel bakeries in November 1997. The Company is required by its development agreement, as amended through May 28, 1998, to have nine stores open by October 1, 1998 and thirty stores open by July 1, 2002.

Cost of Food and Beverage

         The cost of food and beverage was 31.9% of sales in fiscal 1998, an increase from the 30.3% of sales reported in fiscal 1997. These costs were up due to the mix of the Company's business including a larger percentage of bagel bakery sales, which have a slightly higher cost of food and beverage associated with them. The Company does not expect the cost of food and beverage to increase significantly in the future. The Company expects to construct a commissary in calendar 1998 to lower the food and beverage costs associated with its bagel bakeries and expects no change to the food and beverage costs at its full-service restaurants.

Labor and Benefits

         Labor and benefit costs were 36.6% of sales in fiscal 1998, an increase from the 35.5% of sales reported in fiscal 1997. This slight increase was primarily due to the minimum wage increase that took effect on September 1, 1997. In response to this minimum wage increase, the Company implemented menu price increases at its full-service restaurants, which took effect in October 1997 and May 1998. These increases have partially offset the cost of the wage increases.

Direct and Occupancy

         Direct and occupancy costs primarily include individual restaurant advertising, promotion, supplies, utilities, occupancy and depreciation expenses. These costs were 42.0% of sales in fiscal 1998, an increase from the 37.3% reported last year. This increase was primarily due to the fact that the Company is currently paying rent on four bagel bakery leases that are not yet under construction. Bagel bakeries will not be constructed at these locations until financing can be acquired. Secondly, the Company expensed the remaining rental payments, which are due through April 2000, on its Valley Ranch bakery, which was closed in November 1997. Additionally, the Company increased its advertising and promotional costs at its full-service restaurants from 4.0% of sales for fiscal 1997 to 5.1% of sales for fiscal 1998. The Company expects advertising and promotional expenses at its full-service restaurants to decrease to 4.0% of sales during fiscal 1999. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 4% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. Lastly, direct and occupancy costs at the Company's bagel bakeries were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakeries increase in the future, these fixed costs will decrease as a percent of sales.

General and Administrative

         General and administrative costs decreased $113,964 to $1,190,857 in fiscal 1998 from $1,304,821 in fiscal 1997. In fiscal 1998 the Company incurred lower wages due to the sale of six full-service restaurants. Also, the Company had more professional fees that were expensed during fiscal 1997 than fiscal 1998 pertaining to its attempts to acquire financing for its bagel bakery concept. This decrease in general and administrative costs was offset by the Company incurring approximately $452,000 of general and administrative costs in fiscal 1998 relating to the development of a corporate infrastructure at its bagel bakery operation, as compared to only $344,000 of costs for the same period last year. Additionally, general and administrative in fiscal 1997 were reduced by the Company recording an $85,000 recovery of a bad debt expense.

Write-down of Impaired Assets

         During fiscal 1998, the Company recognized an impairment loss of $90,732 for the long-lived assets at its Maplewood, Minnesota restaurant. The Company determined that the geographic area this restaurant is located in could no longer support two Italian restaurants (Ciatti's Italian Restaurant and a competitor restaurant) in such close proximity to each other. In addition, the Company attempted several advertising and promotional campaigns during fiscal 1998 that did not produce the results management expected. Based on these factors, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease. Accordingly, the Company fully wrote off the long-lived assets at this restaurant. During the fourth quarter of fiscal 1998, this restaurant was sold.

         Due to events occurring during fiscal year 1997, the Company recognized an impairment loss of $640,286 for the long-lived assets at the Company's Madison, Wisconsin restaurant. Based on several factors, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease. As a result of the projected operating losses and future cash flow deficits, the Company wrote off the long-lived assets at this restaurant. In July 1998, this restaurant was closed.

Gain on Sale of Restaurants

         The Company sold six of its full-service restaurants during fiscal 1998. The restaurants are located in Burnsville, Falcon Heights, Maplewood, St. Cloud, and Woodbury, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated cash proceeds of $1,580,000 and notes receivable of $369,496. The gain recognized on the sale of these restaurants sold was $1,076,342. The restaurants sold are initially being operated as Ciatti's Italian Restaurants, however, the new operators have the right to change the name. During fiscal 1998 and 1997, the restaurants sold generated approximately $3,198,000 and $9,558,000 of sales, $(288,000) and $204,000 of net earnings
(loss) and $(229,000) and $609,000 of cash flows (deficits) from operations.

Loss on Closure of Bagel Bakery

         The Company closed one of its bagel bakeries in fiscal 1998. The bakery is located in Irving, Texas. This bakery was an experimental site, as it was connected to a gas station and was only one-third the size of a standard bakery. The Company determined it was unlikely that this bakery would generate the sales necessary to achieve profitability. The equipment at this bakery was removed and can be used at other bakeries. The Company recognized a loss of $63,039 on the net book value of the leasehold improvements at the bakery.

Other Income (Expense), Net

         Other income (expense) increased to a net expense of $211,345 in fiscal 1998 from a net expense of $69,140 in fiscal 1997. The Company's interest expense increased to $241,759 in fiscal 1998 from $105,460 in fiscal 1997 as a result of higher debt in 1998 due primarily to the construction of the Company's bagel bakeries and the sale-leaseback of certain equipment at its bagel bakeries. In fiscal 1999, the Company expects interest expense will be higher due the acquisition of debt to finance the construction of additional bagels bakeries.

Income Taxes

         The income tax expense for fiscal 1998 was $7,349 as compared to an income tax benefit of $7,633 in fiscal 1997. There were no tax benefits recorded for the losses generated during fiscal 1998 and fiscal 1997. The Company's fiscal 1998 tax expense was for state and franchise taxes paid during the year. The Company's fiscal 1997 tax benefit was due to the receipt of state and federal income taxes in excess of the amount recorded as an income tax receivable as of June 30, 1996.

         As of June 28, 1998, the Company has approximately $165,000 of alternative minimum tax credit carryforwards and $4,677,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 28, 1998, the Company had cash on hand of $885,087, which represents an increase of $430,930 from the $454,157 in cash as of June 29, 1997. At June 28, 1998, the Company had a deficit in working capital of $1,154,734 compared to a deficit in working capital of $1,871,619 at June 29, 1997.

         Net cash used in operating activities was $2,549,536 for fiscal 1998. During fiscal 1998, the Company incurred a net loss of $1,780,221 which was net of a gain of $1,076,342 from the sale of six of the Company's full-service restaurants, a loss of $90,732 from the write-down of impaired assets at one of the Company's full-service restaurants and a loss of $63,039 from the closure of one of the Company's bagel bakeries. In addition, the Company reduced its accounts payable balance by $650,855 during fiscal 1998 as a result of the sale of the six full-service restaurants. These uses of cash were partially offset by non-cash depreciation and amortization expense of $800,211.

         Net cash provided by investing activities was $1,540,813 during fiscal 1998, which is the net of cash proceeds of $1,580,000 generated from the sale of six of the Company's full-service restaurants, $37,756 from collections on notes receivable, and $76,943 for the purchase of leasehold improvements and equipment.

         Net cash provided by financing activities was $1,439,653 during fiscal 1998. The net cash provided by financing activities consists of net proceeds of $1,178,285 generated from the Company's unit offering, borrowings from the Chairman of the Board of Directors of the Company of $300,000, borrowings of $159,390 from a note offering commenced in June 1997, and borrowings of $469,555 from sale-leasebacks on equipment at the Company's existing bagel bakeries. These borrowings were partially offset by payments of $237,620 to the Company's equipment vendor, $125,000 to the Company's construction company, $211,186 for other debt financing, and $93,771 for deferred financing costs.

         DFW Bagels, Inc. ("DFW Bagels"), a wholly-owned subsidiary of Premium Restaurant Company, has entered into an exclusive development agreement with Bruegger's Franchise Corporation ("Bruegger's"). The development agreement requires DFW Bagels to have nine stores open by October 1, 1998 and 30 stores open by July 1, 2002. As of June 28, 1998, DFW Bagels has seven bagel bakeries open. DFW Bagels expects to open its eighth and ninth bagel bakeries in October 1998 and has requested a waiver from Bruegger's. The Company intends to open bagel bakeries at a faster rate than that obligated under the development agreement, subject to available financing. The Company believes each new site will require approximately $370,000 for capital expenditures, including pre-opening expenses and the initial franchise fee.

         The Company is working with the owners of Bruegger's to provide the Company with additional working capital and to increase sales at the Company's bagel bakeries. The owners of Bruegger's have agreed to waive the initial franchise fee and reduce franchise royalties for all Bruegger's Bagel Bakery restaurants through calendar 1998.

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

         During fiscal 1998, the Company re-financed through sale-leaseback transactions, equipment at five of its existing bagel bakeries. The five bakeries were originally financed through the Company's cash reserves. The funded amount of $469,555 was in excess of the book value of the equipment thereby creating a deferred gain of $132,258, which is being amortized over the remaining useful life of the equipment. The lease terms are for sixty months expiring in March 2003 and have monthly obligations of approximately $12,000. The leases have been recorded as capital leases. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries including additional sale and lease-back financing arrangements with respect to its existing bagel bakeries and full-service restaurant.

         As of June 28, 1998, the Company has borrowed $400,000 from the Chairman of the Board of Directors of the Company, pursuant to an unsecured promissory note due December 31, 1998. Although the Company may borrow additional amounts from Mr. Danford, there are no agreements between Mr. Danford and the Company with respect to future financing or any guarantee that such funds will be available.

         The Company sold six of its full-service restaurants during fiscal 1998. The restaurants are located in Burnsville, Falcon Heights, Maplewood, St. Cloud, and Woodbury, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated cash proceeds of $1,580,000 and notes receivable of $369,496. The gain recognized on the sale of these restaurants sold was $1,076,342. The restaurants sold are initially being operated as Ciatti's Italian Restaurants, however, the new operators have the right to change the name. During fiscal 1998 and 1997, the restaurants sold generated approximately $3,198,000 and $9,558,000 of sales, $(288,000) and $204,000 of net earnings
(loss) and $(229,000) and $609,000 of cash flows (deficits) from operations.

         On July 13, 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. As of June 28, 1998, $341,813 was recorded as a capital lease obligation. In fiscal 1999 the remaining capital lease obligation will be recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been written-off in fiscal 1997. During fiscal 1998, this restaurant generated approximately $939,000 of sales and $3,000 of net earnings and cash flows from operations.

         During September 1998, the Company sold one of its remaining full-service restaurants and entered into a letter of intent to sell an additional restaurant in October 1998. The restaurants are located in Eden Prairie and Edina, Minnesota. Debt obligations of $159,805 related to pledged equipment included in the sale were paid during September 1998. The sale of these restaurants will generate proceeds of approximately $950,000. The net book value of the leasehold improvements and equipment as of June 28, 1998 at these locations was $469,251. During fiscal 1998, these restaurants generated approximately $3,475,000 of sales, $17,000 of net earnings and $192,000 of cash flows from operations.

          The Company filed a registration statement with the Securities and Exchange Commission for a unit offering of common stock and warrants with a minimum requirement of $600,000 (480,000 units) and a maximum of $2,500,000 (2,000,000 units) effective February 23, 1998. Each unit ("Unit") consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrant"). One Warrant entitles the holder to purchase, at any time until March 31, 2000, one share of common stock at a price of $1.875. Beginning January 1, 1999, the Warrants are redeemable, in whole, by the Company at a redemption price of $.05 per Warrant on not less than 30 days written notice, provided that the market price of the common stock exceeds $3.50 per share (subject to adjustment) for any 20 consecutive trading days within 15 days prior to such notice.

         As of June 28, 1998, the Company has issued 1,090,220 Units, of which 400,000 were purchased by a director of the Company. None of the Warrants have been exercised as of June 28, 1998. Subsequent to June 28, 1998 and through September 18, 1998, the Company has issued 12,900 additional Units.

         The Company plans to finance its working capital and capital resource needs with its current cash, proceeds from the sale of its full-service restaurants and proceeds from its current and future debt and equity financing. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries.

         The Company has continued to recognize losses from its bagel bakeries and has funded those losses from cash flows generated from its full-service restaurants and proceeds generated from the sale of certain of its full-service restaurants. The Company needs to acquire additional financing to continue to fund its operations of the bagel bakeries and enable it to build additional bagel bakeries. If the Company is unable to successfully raise funds from the unit offering in a timely manner, it will be necessary for it to raise additional capital through other means of financing. There can be no assurance that the Company can raise additional funds. If the Company is unable to complete the Unit Offering in a timely manner or is unable to obtain adequate funds from other sources, it will have a material adverse effect on the Company.

         The Company does not expect Year 2000 computer issues to significantly affect its operations. The Company is reviewing internally developed programs for compliance and is contacting external software vendors and other suppliers regarding compliance. The Company has not yet made an estimate of the costs involved, but does not expect such costs to be material.

Forward Looking Statements

         Statements included in this 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. The Company's ability to succeed in the future is dependent upon the Company's ability to achieve and maintain profitability in its existing restaurants and, together with its subsidiary, DFW Bagels, Inc., to open additional Bruegger's Bagel Bakery restaurants and to operate those restaurants in a profitable manner. The Company's ability to achieve these goals will be affected by factors such as (i) the ability of the Company to generate funds from operations, obtain adequate restaurant financing on favorable terms and raise a significant amount of additional working capital, (ii) the strength of the Bruegger's name, including in the areas in which the Company is the franchisee, (iii) the ability of the Company to locate and negotiate favorable leases for additional locations, (iv) the ability of the Company to hire, train and retain skilled restaurant management and personnel, and (v) the competitive environment within the restaurant industry.

ITEM 7.  FINANCIAL STATEMENTS

     1. Financial Statements. The following financial statements of the Company are included herein.

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheet as of June 28, 1998.

         Consolidated Statements of Operations for the fifty-two weeks ended June 28, 1998 and June 29, 1997.

         Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended June 28, 1998 and June 29, 1997.

         Consolidated Statements of Cash Flows for the fifty-two weeks ended June 28, 1998 and June 29, 1997.

         Consolidated Notes to Financial Statements for the fifty-two weeks ended June 28, 1998 and June 29, 1997.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Premium Restaurant Company and Subsidiary

         We have audited the accompanying consolidated balance sheet of Premium Restaurant Company and Subsidiary as of June 28, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two week periods ended June 28, 1998 and June 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premium Restaurant Company and Subsidiary as of June 28, 1998, and the consolidated results of their operations and their consolidated cash flows for the fifty-two week periods ended June 28, 1998 and June 29, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
August 24, 1998 (except for note M, as
 to which the date is September 21, 1998)

                    Premium Restaurant Company and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 28, 1998


 ASSETS
CURRENT ASSETS
Cash                                                          $     885,087
 Receivables                                                         58,148
 Current portion of notes receivable                                 82,120
 Inventories                                                         82,294
 Prepaid expenses and other current assets                           22,186
 Assets held for sale                                               469,251
                                                              --------------
 Total current assets                                             1,599,086

PROPERTY AND EQUIPMENT

Leasehold improvements                                           2,149,782
 Equipment                                                       1,858,690
 Automobiles                                                        15,060
                                                              --------------
                                                                 4,023,532
 Less accumulated depreciation and amortization                 (1,978,381)
                                                              --------------
                                                                 2,045,151

OTHER ASSETS

 Notes receivable, less current portion                            249,620
 Deferred financing costs                                           89,820
                                                              --------------
                                                              $  3,983,677
                                                              --------------
                                                              --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term obligations
 Related party                                                $   400,000
 Other                                                            761,927
 Accounts payable                                                 718,435
 Accrued salaries and wages                                       197,779
 Other accrued liabilities                                        675,679
                                                              --------------
 Total current liabilities                                      2,753,820

LONG-TERM OBLIGATIONS, less current maturities                  1,047,647

OTHER LONG-TERM LIABILITIES                                       161,983

COMMITMENTS AND CONTINGENCIES                                           -

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 10,000,000
  shares; no shares issued or outstanding                               -
 Common stock, $.01 par value; authorized 10,000,000
  shares; issued and outstanding 1,833,039 shares                  18,330
 Additional paid-in capital                                     5,518,651
 Accumulated deficit                                           (5,516,754)
                                                              --------------
                                                                   20,227
                                                              --------------
                                                              $ 3,983,677
                                                              --------------

        The accompanying notes are an integral part of these statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

                                                                1998                1997
                                                           -------------        ------------
Sales
 Full-service restaurants                                  $  9,677,065          $15,811,370
 Bagel bakeries                                               2,780,917            1,926,434
                                                           -------------        ------------
  Total sales                                                 12,457,982          17,737,804

Cost of food and beverage                                      3,971,327           5,371,297
                                                           -------------        ------------

  Gross profit                                                 8,486,655          12,366,507

Operating expenses (income)
 Labor and benefits                                            4,553,493           6,304,321
 Direct and occupancy                                          5,226,403           6,624,350
 General and administrative                                    1,190,857           1,304,821
 Write-down of impaired assets                                    90,732             640,286
 Gain on sale of restaurants                                  (1,076,342)                -
 Loss on closure of bagel bakery                                  63,039                 -
                                                           -------------        ------------
                                                              10,048,182          14,873,778
                                                           -------------        ------------

 Loss from operations                                         (1,561,527)         (2,507,271)

Other income (expense)
 Interest expense                                               (241,759)           (105,460)
 Investment income                                                23,880              18,097
 Other, net                                                        6,534              18,223
                                                           -------------        ------------
                                                                (211,345)            (69,140)
                                                           -------------        ------------

 Loss before income taxes                                     (1,772,872)         (2,576,411)

Income taxes                                                      (7,349)              7,633
                                                           -------------        ------------

 Net loss                                                   $ (1,780,221)       $ (2,568,778)
                                                           -------------        ------------
                                                           -------------        ------------
Net loss per share - basic and diluted                      $      (1.81)       $      (3.46)
                                                           -------------        ------------
                                                           -------------        ------------

Weighted average number of
 shares outstanding during the year - basic and diluted          985,771             742,819
                                                           -------------        ------------
                                                           -------------        ------------


        The accompanying notes are an integral part of these statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


                                                     Common stock
                                                 ----------------------          Additional                           Total
                                                                  Par             paid-in        Accumulated      shareholders'
                                                 Shares          value            capital          deficit           equity
                                                 ------          -----           ----------      -----------      -------------
 Balance at June 30, 1996                       742,819        $  7,428          $4,335,214      $(1,167,755)      $ 3,174,887

      Net loss                                        -               -                   -       (2,568,778)       (2,568,778)
                                              ----------       ---------         -----------     ------------      ------------
 Balance at June 29, 1997                       742,819           7,428           4,335,214       (3,736,533)          606,109

 Issuance of common stock, net of             1,090,220          10,902           1,183,437                -         1,194,339
  expenses of $168,436

      Net loss                                        -               -                   -       (1,780,221)       (1,780,221)
                                              ----------       ---------         -----------     ------------      ------------
 Balance at June 28, 1998                     1,833,039         $18,330          $5,518,651      $(5,516,754)      $    20,227
                                              ----------       ---------         -----------     ------------      ------------
                                              ----------       ---------         -----------     ------------      ------------


        The accompanying notes are an integral part of these statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997



                                                                1998                1997
                                                            ------------        -----------
Operating activities:
  Net loss                                                   $(1,780,221)       $ (2,568,778)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                                  800,211           1,002,942
  Write-down of impaired assets                                   90,732             640,286
  Gain on sale of restaurants                                 (1,076,342)                -
  Loss on closure of bagel bakery                                 63,039                 -
  Recovery of note receivable                                        -               (85,000)
  Other                                                           29,725                 -
  Changes in operating assets and liabilities
   net of the effects of the sale of restaurants:
   Receivables                                                    14,782             (21,427)
   Income taxes receivable                                            -              165,576
   Inventories                                                     4,808              38,240
   Prepaid expenses and other current assets                      61,388              95,617
   Accounts payable                                             (650,855)             43,012
   Accrued salaries and wages                                   (124,292)             15,223
   Other accrued liabilities                                      17,489             (31,946)
                                                            ------------        -----------
    Net cash used in operating  activities                    (2,549,536)           (706,255)

Investing activities:
 Purchase of leasehold improvements and equipment                (76,943)           (499,320)
 Proceeds from sale of restaurants                             1,580,000                 -
 Collections on notes receivable                                  37,756              85,000
                                                            ------------        -----------
  Net cash provided by (used in)
   investing activities                                        1,540,813            (414,320)

Financing activities:
 Proceeds from long-term obligations                             928,945             173,000
 Payments on long-term obligations                              (573,806)           (201,204)
 Proceeds from issuance of common stock, net                   1,178,285                 -
 Deferred financing costs                                        (93,771)                -
                                                            ------------        -----------
  Net cash provided by (used in)
   financing activities                                        1,439,653             (28,204)
                                                            ------------        -----------
Net increase (decrease) in cash                                  430,930          (1,148,779)

Cash at beginning of fiscal year                                 454,157           1,602,936
                                                            ------------        -----------
Cash at end of fiscal year                                   $   885,087        $    454,157
                                                            ------------        -----------
                                                            ------------        -----------


        The accompanying notes are an integral part of these statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


                                                            1998         1997
                                                         ---------    ---------
Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest                                                $ 141,218    $ 105,213
 Income taxes                                                7,349        5,000

Supplemental schedule of noncash investing and financing activities:

  Leasehold improvements acquired by issuance
   of long-term obligations                              $ 163,587    $ 566,485
  Issuance of common stock through conversion of
   subordinated notes payable                               16,054            -
  Interest payable converted to long-term obligations       62,628            -


        The accompanying notes are an integral part of these statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of Premium Restaurant Company (Premium), formerly Ciatti's, Inc., and its wholly-owned subsidiary, DFW Bagels, Inc. (DFW Bagels), collectively referred to as the "Company." Significant intercompany accounts and transactions have been eliminated.

    Nature of Business

    The Company owns and operates four full-service restaurants in Minnesota and Wisconsin. Included in these full-service restaurants are three Italian restaurants operating in Minnesota under the name "Ciatti's Italian Restaurant-Registered Trademark-" and one steakhouse restaurant operating in Wisconsin under the name "Spurs Steakhouse & Saloon-Registered Trademark-." Subsequent to June 28, 1998, one Italian full-service restaurant was sold, the Company entered into a letter of intent to sell an additional restaurant and the steakhouse was closed (note M).

    DFW Bagels has entered into an exclusive development agreement with Bruegger's Franchise Corporation (Bruegger's) to develop bagel bakeries in the Dallas-Fort Worth area. DFW Bagels owns and operates seven bagel bakeries in the Dallas-Fort Worth, Texas area (note K). All bagel bakeries operate under the name "Bruegger's Bagel Bakery" pursuant to the terms of the Bruegger's development agreement and related franchise documents.

    Cash

    The Company has approximately $791,000 deposited at one financial institution at June 28, 1998.

    Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

    Property and Equipment

    Property and equipment are stated at cost. If facts or changes in circumstances indicate that an impairment of property and equipment may have occurred, management reviews all evidence available to determine whether the carrying value of property and equipment should be reduced (see note H).

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

    Deferred Financing Costs

    Deferred financing costs consist of expenditures incurred in connection with obtaining financing and are being amortized over five years, the terms of the related loans. Accumulated amortization as of June 28, 1998 was $3,951.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

    Advertising and Promotion Costs

    The Company expenses advertising and promotion costs when incurred. Advertising and promotion costs were $629,507 and $790,407 for fiscal 1998 and 1997.

    Employee Stock Options

    The Company's employee stock option plans are accounted for under the intrinsic value method.

    Net Earnings (Loss) Per Share - Basic and Diluted

    On December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." The statement requires restatement of all current and prior year per share data.

    The Company's basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings per share amounts are computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Options to purchase 42,324 and 64,053 shares of common stock with a weighted average exercise price of $2.70 and $2.53 were outstanding during fiscal 1998 and 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive. Warrants to purchase 1,090,220 shares of common stock with a weighted average exercise price of $1.875 were outstanding as of June 28, 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

    Fiscal Year

    The Company's fiscal year is a fifty-two, fifty-three week year which ends on the Sunday closest to the last day in June. Interim quarters end on the Sunday closest to the last day of September, December and March.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

    Recently Issued Accounting Standards

    The Financial Accounting Standard Board has issued SFAS 130, "Reporting Comprehensive Income," which requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Additionally, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements will be effective in fiscal year 1999.

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

NOTE B  -  GOING CONCERN

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during fiscal years 1998 and 1997, the Company incurred losses of $1,780,221 and $2,568,778 and as of June 28, 1998, the Company has a working capital deficit of $1,154,734. In addition to funding the working capital deficit, the Company is obligated to develop bagel bakeries pursuant to its development agreement with Bruegger's (note K). These factors raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE B  -  GOING CONCERN  -  Continued

    The retail bagel segment is an emerging concept, the long-term appeal and potential of which have not yet been fully determined. Management believes that future growth in sales and profits will depend to a substantial extent on the Company's ability to increase the number of its bagel bakeries. Management also believes that the Company's ability to successfully expand its bagel bakery operations will depend upon a number of factors, including the availability and cost of suitable locations, the hiring, training and retention of skilled restaurant management and personnel, the ability of the Company to generate funds from operations, obtain adequate financing on favorable terms or to obtain cash concessions from landlords, the competitive environment, and the ability to obtain the necessary governmental permits and approvals. There can be no assurance that the Company will be able to open new bagel bakeries and, if opened, that those restaurants can be operated profitably or that the opening of any new locations will not result in reduced sales at existing bagel bakeries.

    Under the development agreement, the Company is required to have nine bagel bakeries open prior to October 1, 1998 and to have open a total of thirty bagel bakeries prior to July 1, 2002. The Company is in the process of attempting to raise funds to open the additional bagel bakeries and to fund its working capital needs. The Company has a registration statement filed with the Securities and Exchange Commission (SEC) for the sale of equity pursuant to a unit offering (note F). Additionally, subsequent to year-end, the Company was released from a capital lease obligation of $341,813, sold one full-service restaurant and entered into a letter of intent to sell a second full-service restaurant generating proceeds of approximately $950,000 (note M). The Company has also obtained a commitment from a lender for the financing of ten bagel bakeries and the construction of a commissary. Finally, the Company is exploring the possible sale of its remaining full-service restaurant.

NOTE C  -  SALE-LEASEBACK OF BAGEL BAKERY EQUIPMENT

    During fiscal 1998, the Company re-financed equipment at five of its existing bagel bakeries through sale-leaseback transactions. The funded amount of $469,555 was in excess of the book value of the equipment thereby creating a deferred gain of $132,258 which is being amortized over the remaining useful life of the equipment. The lease terms are for sixty months expiring through March 2003, and have an aggregate monthly obligation of approximately $12,000. The leases have been recorded as capital leases.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE D  -  LONG-TERM OBLIGATIONS

    Long-term obligations at June 28, 1998 consist of the following:

    Unsecured notes payable to a director and shareholder; interest at 10.5%
    (interest expense of $37,190 and $2,260 was incurred during fiscal 1998 and
    1997); payable in quarterly installments through December 31, 1998               $   400,000

    Unsecured note payable to a construction company; interest at prime plus 3%
    (effective rate of 11.5%); payable in monthly installments through
    June 2000                                                                            430,080

    Note payable to a financial institution, collateralized by inventory, receivables and property; interest at 11.5%; note paid in full in September
    1998 (note M)                                                                        159,805

    Notes payable to a financial institution, collateralized by certain property and equipment; interest at 10.5%; payable in monthly installments through
    May 2001                                                                             245,930

    Subordinated notes payable, interest at 9% and 9.25% payable semi-annually
    on January 1 and July 1, due through October 2000                                    177,336

    Obligations under capital leases (notes E and M)                                     796,423
                                                                                       ----------
                                                                                       2,209,574
    Less current maturities                                                           (1,161,927)
                                                                                       ----------
                                                                                     $ 1,047,647
                                                                                       ----------
                                                                                       ----------


                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE D  -  LONG-TERM OBLIGATIONS  -  Continued

    Aggregate maturities of long-term obligations are as follows:


            Fiscal year ending
            ------------------
               1999                        $1,161,927
               2000                           411,536
               2001                           223,898
               2002                           170,707
               2003                           138,901
               Thereafter                     102,605
                                           -----------
                                           $2,209,574
                                           -----------
                                           -----------



    Based on the borrowing rates currently available to the Company for long-term obligations with similar terms and average maturities, management believes the fair value of these obligations approximates the carrying value at June 28, 1998.

NOTE E  -  LEASES

    The Company conducts its operations from leased facilities. The lease agreements are noncancelable, include various renewal options and expire on various dates through 2008. During fiscal 1997, the building under capital lease was fully written off (note H) and during July 1998 the Company was released from its obligations under the capital lease (note M).

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE E  -  LEASES  -  Continued

    Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of June 28, 1998 are:


 Fiscal year ending                                        Capital
-----------------------                     Operating      leases
                                             leases       (note M)
                                          ------------  ------------
      1999                                $   881,055   $  214,616
      2000                                    826,127      214,616
      2001                                    779,336      214,616
      2002                                    749,900      214,616
      2003                                    497,815      156,954
      Thereafter                              985,227      110,931
                                          ------------  ------------
 Total minimum lease payments              $4,719,460    1,126,349
                                          ------------
                                          ------------

 Less amount representing interest
 imputed at rates of 15% - 21.83%                          329,926
                                                        ------------
                                                        ------------
 Present value of net minimum capital
 lease payments                                         $  796,423
                                                        ------------
                                                        ------------


    Rent expense under noncancelable operating leases was $1,203,803 and $1,398,718 during fiscal years 1998 and 1997.

    Certain of the Company's leases have contingent rentals based upon sales volumes above specified levels. There has been no contingent rent expense in fiscal years 1998 or 1997. Real estate taxes, insurance and maintenance expense are generally obligations of the Company and, accordingly, are not included as part of the rental payment.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE F  -  SHAREHOLDERS' EQUITY

    Stock Options

    The Company's 1984 and 1993 Stock Option Plans provide that stock options to purchase an aggregate of 212,500 shares of common stock may be granted to officers and key employees. The plans provide for the granting of incentive and nonqualified options.

    Under both plans, incentive stock options may not be granted at a purchase price less than the fair market value of the common shares on the date of the grant (or for an option granted to a person holding more than 10 percent of the Company's voting stock at less than 110 percent of the fair market value). Under both plans, the option term is fixed at the date of grant and may not exceed ten years from the date the option is granted (except that an incentive stock option granted to a person holding more than 10 percent of the Company's voting stock may be exercisable only for five years). Options become exercisable in installments generally over five years. No compensation expense has been recorded by the Company during fiscal 1998 and 1997.

    A summary of the Company's stock option transactions during fiscal 1998 and 1997 is as follows:


                                                   1998                    1997
                                           --------------------    --------------------
                                                       Weighted                Weighted
                                                       Average                 Average
                                                       Exercise                Exercise
                                            Shares      Price       Shares      Price
                                           --------   ---------    --------    --------
    Outstanding at beginning of year        58,391      $2.58       66,171      $2.50
      Granted                                1,500       1.25        1,500       3.00
      Forfeited                            (14,938)      2.26       (9,092)      2.19
      Expirations                          (10,000)      1.95         (188)      2.20
                                           --------                 -------

      Outstanding at end of year            34,953      $2.84       58,391      $2.58
                                           --------                 -------
                                           --------                 -------
      Options exercisable at end of year    27,876      $2.87       40,493      $2.57
                                           --------                 -------
                                           --------                 -------
      Weighted average fair value of
       options granted during the year                 $ .76                    $1.80


                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE F  -  SHAREHOLDERS' EQUITY  -  Continued

    The following applies to options that are outstanding at June 28, 1998:


                              Options Outstanding              Options Exercisable
                     ------------------------------------   ------------------------
                                    Weighted
                                     Average     Weighted                 Weighted
       Range of                     Remaining     Average                  Average
       Exercise        Number      Contractual   Exercise    Number        Exercise
        Prices       Outstanding      Life        Price    Exercisable      Price
    -------------   ------------   -----------  ---------  -----------    ---------
    $1.25 - $1.75      18,503       3 years     $  1.63      16,351       $  1.67
        $2.00           4,750       5 years        2.00       3,750          2.00
    $3.00 - $3.32       7,000       6 years        3.11       3,975          3.14
    $5.00 - $5.50       2,750       4 years        5.27       1,850          5.16
       $8.00            1,200       3 years        8.00       1,200          8.00
       $18.00             750        1 year       18.00         750         18.00
                       ------                                ------
                       34,953                                27,876
                       ------                                ------
                       ------                                ------


    The Company uses the intrinsic value based method of accounting for its employee stock options. Had the fair value method been used for valuing options granted in fiscal 1998 and 1997, the effect on the Company's fiscal 1998 and 1997 pro forma net loss would not have been material. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used in fiscal 1998 and 1997: zero dividend yield; expected volatility of 54.05 percent and 49.76 percent; risk-free interest rates of
    5.34 percent and 6.63 percent; and expected lives of seven years.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE F  -  SHAREHOLDERS' EQUITY  -  Continued

    Public Offering

    The Company filed a registration statement with the SEC for a unit offering of common stock and warrants with a minimum requirement of $600,000 (480,000 units) and a maximum of $2,500,000 (2,000,000 units) effective February 23, 1998. Each unit ("Unit") consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrant"). One Warrant entitles the holder to purchase, at any time until March 31, 2000, one share of common stock at a price of $1.875. Beginning January 1, 1999, the Warrants are redeemable, in whole, by the Company at a redemption price of $.05 per Warrant on not less than 30 days written notice, provided that the market price of the common stock exceeds $3.50 per share (subject to adjustment) for any 20 consecutive trading days within 15 days prior to such notice.

    As of June 28, 1998, the Company has issued 1,090,220 Units, of which 400,000 were purchased by a director of the Company. None of the Warrants have been exercised as of June 28, 1998. Subsequent to June 28, 1998 and through August 24, 1998, the Company has issued 10,200 additional Units.

NOTE G - EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) salary savings plan. Under this plan, employees who meet eligibility requirements, as defined in the plan, may elect to defer a portion of their salary into the plan, up to certain limits set by law. At the discretion of the Company, matching contributions equal to a percentage of the salary deferred by the employee may be made. The matching contribution is determined by the Company on a calendar year basis. For the plan years ending December 31, 1998 and 1997, the Company approved a match of 100% of the employee's elected salary deferral up to a maximum of 3% of the employee's gross wages.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE H  -  IMPAIRMENT OF ASSETS

    During fiscal 1998, the Company recorded an impairment loss of $90,732 for the long-lived assets at its Maplewood, Minnesota restaurant. The Company determined that the geographic area this restaurant is located in could no longer support two Italian restaurants (Ciatti's Italian Restaurant and a competitor restaurant) in such close proximity to each other. The Company attempted several advertising and promotional campaigns during fiscal 1998 that did not produce the results management expected. Based on these factors, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease. Accordingly, the Company wrote off the long-lived assets at this restaurant. During the fourth quarter of fiscal 1998, this restaurant was sold (note I).

    Due to events occurring during fiscal year 1997, the Company recognized an impairment loss of $640,286 for the long-lived assets at the Company's Madison, Wisconsin restaurant. Based on several factors, management revised its forecasts for this restaurant and projected operating losses and cash flow deficits for the remainder of the restaurant's lease. As a result of the projected operating losses and future cash flow deficits, the Company wrote off the long-lived assets at this restaurant. In July 1998, this restaurant was closed (note M).

NOTE I  -  GAIN ON SALE OF RESTAURANTS

    The Company sold six of its full-service restaurants during fiscal 1998. The restaurants are located in Burnsville, Falcon Heights, Maplewood, St. Cloud, and Woodbury, Minnesota and LaCrosse, Wisconsin. The sale of these restaurants generated cash proceeds of $1,580,000 and notes receivable of $369,496. The gain recognized on the sale of these restaurants sold was $1,076,342. The restaurants sold are initially being operated as Ciatti's Italian Restaurants, however, the new operators have the right to change the name. During fiscal 1998 and 1997, the restaurants sold generated approximately $3,198,000 and $9,558,000 of sales, $(288,000) and $204,000 of net earnings (loss) and $(229,000) and $609,000 of cash flows (deficits) from operations.

    The Company remains contingently liable for future lease payments for five of the restaurants sold. The leases have termination dates through 2007. The aggregate amount of contingent lease payments was approximately $2,200,000 as of June 28, 1998.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE I  -  GAIN ON SALE OF RESTAURANTS  -  Continued

    The interest rates on the notes receivable range from 7.5% to 10.5% and require monthly payments through November 2002.

NOTE J  -  INCOME TAXES

    Income tax expense (benefit) consists of the following for the years ending June 28, 1998 and June 29, 1997:


                                1998                 1997
                              --------             --------
    Current
     Federal                  $   -                $(14,658)
     State                     7,349                  7,025
    Deferred                      -                      -
                              --------             --------
                              $7,349               $ (7,633)
                              --------             --------
                              --------             --------


    The actual income tax expense (benefit) differs from the "expected" tax benefit computed by applying the U.S. corporate income tax rate of 34% to loss before income taxes as follows for the years ending June 28, 1998 and June 29, 1997:


                                                               1998                1997
                                                            -----------        ------------
    Computed "expected" tax benefit                         $(602,776)         $ (875,980)
    State income taxes, net of federal tax effect             (52,911)           (114,697)
    Expiration of general business credit carryforward         57,028                -
    Change in valuation allowance                             601,000           1,035,000
    Other                                                       5,008             (51,956)
                                                            -----------        ------------
     Actual income tax expense (benefit)                    $   7,349          $   (7,633)
                                                            -----------        ------------
                                                            -----------        ------------


    At June 28, 1998, the Company has approximately $165,000 of alternative minimum tax credit carryforwards available to reduce income taxes payable in future years. These credits are available for carryforward until fully utilized. The Company has approximately $4,677,000 of net operating loss carryforwards which expire through the year 2013. The utilization of the carryforwards may be limited if there are significant changes in the ownership of the Company.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE J  -  INCOME TAXES  -  Continued

    The components of deferred tax assets (liabilities) were comprised of the following as of June 28, 1998 and June 29, 1997:


                                                      1998             1997
                                                 -------------    -------------
    Deferred tax assets:
     Tax credit carryforwards                    $    165,000     $   222,000
     Net operating loss carryforwards               1,797,000       1,076,000
     Gift certificates                                 95,000         154,000
     Capital lease obligation                         137,000         151,000
     Other                                            101,000          87,000
                                                 -------------    -------------
    Total deferred tax assets                       2,295,000       1,690,000

    Deferred tax liabilities:
     Fixed asset differences                          (14,000)        (10,000)
                                                 -------------    -------------
      Net deferred tax asset before
       valuation allowance                          2,281,000       1,680,000
    Valuation allowance                            (2,281,000)     (1,680,000)
                                                 -------------    -------------
     Net deferred tax asset                      $       -        $       -
                                                 -------------    -------------
                                                 -------------    -------------


NOTE K  -  BRUEGGER'S BAGEL BAKERY DEVELOPMENT AGREEMENT

    DFW Bagels has entered into an exclusive development agreement with Bruegger's to develop bagel bakeries in the Dallas-Fort Worth, Texas area. The agreement, as last amended on May 28, 1998, requires DFW Bagels to have open nine bagel bakeries by October 1, 1998 and thirty bagel bakeries open by July 1, 2002. As of June 28, 1998, DFW Bagels has seven bagel bakeries open. The Company expects to open its eighth and ninth bagel bakeries during October 1998 and has requested a waiver from Bruegger's.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE K  -  BRUEGGER'S BAGEL BAKERY DEVELOPMENT AGREEMENT  -  Continued

    Under the initial agreement, each bakery has a separate franchise agreement which required DFW Bagels to pay a $20,000 franchise fee upon the opening of each bagel bakery, and 5% of bagel bakery gross sales as a royalty fee. In addition, DFW Bagels was required to contribute 2% of bagel bakery gross sales to an advertising fund established by Bruegger's and to expend 2% of bagel bakery gross sales for its own advertising. Under the amended development agreement, the $20,000 fee has been waived for any stores opened between January 1, 1998 and December 31, 1998, and for all stores the 5% royalty fee was reduced to 2% from January through March, 3% from April through June, 4% from July through September, and 5% for September through December of 1998. Additionally, for all stores, the 2% advertising fund was reduced to 0.5% from January 1, 1998 to December 31, 1998 with DFW Bagels expending 3.5% of bagel bakery sales for its own advertising.

    Under the terms of the amended development agreement, under certain circumstances the Company needs the consent of Bruegger's to issue securities and under certain circumstances Bruegger's has a right of first refusal with respect to the Company's securities.

    The Company obtains its bagel dough and other food supplies for its bagel bakeries from a commissary owned by Bruegger's located in Austin, Texas. The closing of the Austin commissary or the inability of the Company to receive its supplies from the commissary would have a severe and immediate effect on the continuation of the Company's bagel bakery business in Dallas-Fort Worth.

                   PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

          FOR THE FIFTY-TWO WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997


NOTE L  -  CONSULTING AGREEMENT

    In January 1998, the Company entered into a consulting agreement with Select Investor Relations Corporation ("Select") under which Select agreed to provide a variety of consulting services to the Company, including assisting the Company in developing a business plan, providing public relations activities for the Company, increasing the Company's visibility in the marketplace and assisting the Company in locating sources of debt and equity financing. Under the terms of the agreement, the Company agreed to pay Select an initial fee of $29,500, plus monthly fees of $26,042 for a period of one year. The Company has also agreed that upon its achieving the minimum and maximum proceeds from the Unit offering (note F), it will prepay certain of the amounts due under the agreement.

NOTE M  -  SUBSEQUENT EVENTS

    On July 13, 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. As of June 28, 1998, $341,813 was recorded as a capital lease obligation. In fiscal 1999 the remaining capital lease obligation will be recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been fully written-off in fiscal 1997 (note H). During fiscal 1998, this restaurant generated approximately $939,000 of sales and $3,000 of net earnings and cash flows from operations.

    During September 1998, the Company sold one of its remaining full-service restaurants and entered into a letter of intent to sell an additional restaurant in October 1998. The restaurants are located in Eden Prairie and Edina, Minnesota. Debt obligations of $159,805 related to pledged equipment included in the sale were paid during September 1998. The sale of these restaurants will generate proceeds of approximately $950,000. The net book value of the leasehold improvements and equipment as of June 28, 1998 at these locations was $469,251. During fiscal 1998, these restaurants generated approximately $3,475,000 of sales, $17,000 of net earnings and $192,000 of cash flows from operations.

    The Company remains contingently liable for future lease payments for one restaurant. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $564,000 as of June 28, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Information required under this item with respect to Directors is set forth in the Section entitled "Election of Directors" in the Company's 1998 Proxy Statement and is incorporated herein by reference. A definitive copy of the Proxy Statement will be filed with the Commission within 120 days of the close of the fiscal year ended June 28, 1998.

    Information required under this item with respect to Executive Officers is set forth in the subsection entitled "Executive Officers of the Company" in
    Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

    Information required under this item is contained in the section entitled "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

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

     10.2      Lease dated July 24, 1987, between the Company and Eden
               Entertainment Associates (Eden Prairie restaurant); Filed as an exhibit to the July 3, 1988 Form 10-KSB and incorporated hereby by reference.

     10.3      Lease dated December 20, 1988, between the Company and Ryan
               Construction Company of Minnesota, Inc. (Burnsville restaurant);
               Filed as an Exhibit to Post-Effective Amendment No. 1 to Form S-1
               Registration Statement dated March 20, 1989 (No. 33-8965) and incorporated herein by reference.

     10.4      Promissory Note dated May 10, 1995, from the Company to Norwest
               Equipment Finance, Inc. with respect to Eden Prairie restaurant;
               Filed as an exhibit to the July 2, 1995 Form 10-KSB and incorporated hereby by reference.

     10.5 Lease dated July 11, 1989 between the Company and Larson-Doran partnership (Maplewood restaurant); Filed as an exhibit to the July 2, 1989 Form 10-KSB and incorporated hereby by reference

     10.6      Lease dated July 26, 1990, between the Company and G.R.
               Herberger's, Inc. (St. Cloud restaurant); Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

     10.7      Lease dated June 1990 between the Company and Phoenix Mutual Life
               Insurance (Corporate office); Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

     10.7.1 Amendment No. 1 dated March 14, 1995 to June 1990 lease between the Company and Phoenix Mutual Life Insurance (Corporate office);
               Filed as an exhibit to the July 1, 1990 Form 10-KSB and incorporated hereby by reference.

     10.8      Lease dated April 18, 1991, between the Company and J.L.P.
               Associates II of Eden Prairie (LaCrosse restaurant); Filed as an exhibit to the June 30, 1991 Form 10-KSB and incorporated hereby by reference.

     10.8.1 First Amendment dated June 18, 1991, to lease with respect to LaCrosse restaurant; Filed as an exhibit to the June 28, 1992
               Form 10-KSB and incorporated hereby by reference.

     10.9      Lease dated May 17, 1991, between the Company and Gabbert and
               Beck Company (Edina restaurant); Filed as an exhibit to the June
               30, 1991 Form 10-KSB and incorporated hereby by reference.

     10.10     Lease dated July 3, 1991, between the Company and Wooddale
               Shopping Center (Woodbury restaurant); Filed as an exhibit to the June 30, 1991 Form 10-KSB and incorporated hereby by reference.

     10.11     Shareholder Development Agreement effective as of January 1,
               1995, between DFW Bagels, Inc. and Bruegger's Franchise
               Corporation; Filed as an exhibit to the January 1, 1995 Form
               10-QSB and incorporated hereby by reference.



     10.11.1   Settlement Agreement dated April 23, 1997 between Premium
               Restaurant Company, DFW Bagels, Inc., Quality Dining, Inc. and
               Bruegger's Franchise Corporation; Incorporated by reference to
               Exhibit 10.11.1 to Amendment No. 2 to Form S-2 File No. 333-23233.

     10.11.2   Letter Agreement dated May 28, 1998 between DFW Bagels, Inc. and
               Bruegger's Franchise Corporation.

     10.12* Restated Stock Option Plan, as amended; Filed as an exhibit to the Form S-8 Registration Statement, File Number 33-28306
               (April 24, 1989) and incorporated herein by reference.

     10.13*    1993 Stock Option Plan; Filed as an exhibit to the Form S-8
               Registration Statement, File Number 33-76974 (March 28, 1994) and

               incorporated herein by reference.

     10.14     Promissory Note dated January 15, 1996, from the Company to
               Norwest Equipment Finance, Inc. with respect to DFW Bagels, Inc.;
               Filed as an exhibit to the June 30, 1996 Form 10-K and incorporated herein by reference.

     10.15     Promissory Note dated May 31, 1996, from the Company to Norwest
               Equipment Finance, Inc. with respect to DFW Bagels, Inc.; Filed as an exhibit to the June 30, 1996 Form 10-K and incorporated herein by reference.

     21.1      The Company has one subsidiary, DFW Bagels, Inc.(formerly Big D
               Bagels, inc.), a Minnesota corporation, dba Bruegger's Bagel
               Bakery.

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

Dated: September 25, 1998              Premium Restaurant Company


                                       By /s/ Phillip R. Danford
                                         -------------------------
                                         Phillip R. Danford,
                                         President and Director

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

     Signature                         Title                       Date
---------------------------    ------------------------     -------------------

/s/ Phillip R. Danford         President and Director       September 25, 1998
---------------------------
Phillip R. Danford

/s/ Scott McGuire              Controller                   September 25, 1998
---------------------------
Scott McGuire

/s/ L. E. "Dan" Danford, Jr.   Chairman of the Board and    September 25, 1998
----------------------------   Director
L. E. "Dan" Danford, Jr.

/s/ Thomas A. Kelm             Director                     September 25, 1998
---------------------------
Thomas A. Kelm