Form 10-K/A
period 1998-06-28
PREMIUM RESTAURANT CO
filed 1998-10-26
CIK 802517

                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                    FORM 10-K/A

                            AMENDMENT NO 1. TO FORM 10-K

   (MARK ONE)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934 [NO FEE REQUIRED]

                       For the fiscal Year ended June 28, 1998

                                          OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition period from _______  to  _________

                          Commission File Number:  0-16348
                            PREMIUM RESTAURANT COMPANY
                   (Name of Small Business Issuer in its Charter)


          Minnesota                                    41-1564262
(State or Other Jurisdiction)                (IRS Employer Identification No.)

                               5555 West 78th Street
                                Edina, MN 55439-2702
                      (Address of principal Executive Office)

Registrant's Telephone Number:  (612) 941-0108
Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer (i) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90
days. YES: X       NO:

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB for any amendment to
this Form 10-KSB. YES: X       NO:

The Company's revenues for its most recent fiscal year were $12,458,000.

On September 18, 1998, the Company has 1,845,939 shares of common stock, $.01 par value, outstanding. The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the average of OTC:BB closing bid and ask prices of $1.25 per share on September 18, 1998, was approximately $1,285,295.

DOCUMENTS INCORPORATED BY REFERENCE:  None

     The Form 10-KSB is hereby amended as follows:

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, is hereby amended to read as follows:

     The persons serving as directors of the Company, and certain information pertaining to each of them, are as follows:

NAME AND AGE             PRINCIPAL OCCUPATION                         DIRECTOR SINCE
------------             --------------------
L. E. Dan Danford, Jr.   Chairman of the Board since 1981             1981
(54)                     Managing Director, Piper Jaffray Inc.
                         since 1988;  President of the Company
                         from 1981 to 1988; cofounder of
                         the Company.

Phillip R. Danford       President since 1992; Vice President         1981
(49)                     from 1983 until 1992;  cofounder of
                         the Company.

Thomas A. Kelm           President and CEO of North State Advisors,   1981
(68)                     Inc. (a Minnesota political consulting
                         group) since 1980.

MEETINGS. The Board of Directors met three times during fiscal year 1998. Each director attended 75% or more of the meetings of the Board of Directors and any Board committees on which he served.

BOARD COMMITTEES. The AUDIT COMMITTEE, currently comprised of Mssrs. Dan Danford and Kelm, reviews and evaluates significant matters relating to the annual audit and internal controls of the Company, determines the scope, and reviews the results of audits by, and the recommendations of, the Company's independent auditors and approves additional services to be provided by the auditors. The Committee did not meet in fiscal year 1998.

The COMPENSATION AND STOCK OPTION COMMITTEE administers the Company's Stock Option Plan (as described below under "ITEM 10., EXECUTIVE COMPENSATION - STOCK OPTIONS"). It is currently comprised of Mssrs. Dan Danford and Kelm. This committee determines the employees to whom options are to be granted, the type of option to be granted, and the number of shares and purchase price of common stock covered by each option. The committee also determines the terms and provisions of the respective option agreements, and construes and interprets the Company's Plan. The Committee also determines the compensation of all of the Company's officers. The Committee did not meet in fiscal year 1998.

REMUNERATION OF DIRECTORS. Non-employee directors, currently consisting of Mssrs. Dan Danford and Kelm, are paid a fee of $1,000 per month for all of their services. No additional compensation for serving as a director is paid to Mr. Phillip Danford. Directors may also be reimbursed for out-of-pocket expenses, if any, incurred in connection with attending meetings of the Board of Directors. Each director also receives a food charge allowance of $220 per month at the Company's restaurants. During fiscal year 1998, each of the two non-employee directors received options to purchase 750 shares.

     The Executive Officers of the company are listed in the section "Executive Officers" in Item 1, "Business" of this Form 10-KSB


ITEM 10  EXECUTIVE COMPENSATION, is hereby amended to read as follows:

The following table depicts the compensation paid to the Company's President, the sole officer qualifying for such reporting requirements under the rules of the Securities and Exchange Commission, for services rendered to the Company in all capacities during each of the past three fiscal years:

                              SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                 ANNUAL COMPENSATION                 COMPENSATION
                                        -------------------------------------        ------------
NAME AND                                                         OTHER ANNUAL        STOCK
PRINCIPAL POSITION       YEAR           SALARY         BONUS     COMPENSATION        OPTIONS   .
-------------------------------------------------------------------------------------------------
Phillip R. Danford,      1998           $96,000            0        -  (1)             0 shares
President                1997           $96,000            0        -  (1)             0
                         1996           $96,000         $800        -  (1)             0

--------------------
     (1) Amount is less than reportable under the rules of the Securities and Exchange Commission.

STOCK OPTIONS

Under the Company's 1984 STOCK OPTION PLAN (the "'84 Plan"), which was closed for new option grants on November 9, 1993, a total of 21,454 options were, at the end of fiscal year 1998, outstanding to current employees and non-employee directors of the Company at prices ranging from $1.50 to $18.00 per share. Shares of options granted under the '84 Plan, when canceled for any reason, are no longer available for subsequent option grants.

Under the Company's current 1993 STOCK OPTION PLAN (the "'93 Plan"), a total of 13,500 options were outstanding at the end of fiscal year 1998 to current employees and to non-employee directors of the Company at prices ranging from $1.25 to $5.50 per share.

Under the '93 Plan, incentive stock options may be granted to key full-time, salaried employees of the Company, including officers, to encourage their continued association with the Company and to enhance their economic interest in the Company. In addition, under the terms of the '93 Plan, each year on the date of the Company's annual Shareholder Meeting, non-statutory options to purchase a total of 1,500 shares are issued to the Company's non-employee directors.

The '93 Plan is administered by two non-employee directors of the Company who together serve as the Plan Administrator through the COMPENSATION AND STOCK OPTION COMMITTEE. The Committee has complete discretion to select employee optionees and to establish the terms and conditions of each option to an employee, subject in all cases to the applicable provisions of the Internal Revenue Code.

The '93 Plan provides a total of 100,000 shares of the Company's common stock be made subject to options granted thereunder. The '93 Plan provides further that the exercise price of each option granted is fixed by the Committee; provided, however, that the option price of each incentive stock option granted may not be less than 100% of the fair market value of the Company's common stock on the date the option is granted (110% if granted to a person owning 10% or more of the Company's outstanding stock) and that the term of an incentive stock option may not exceed ten years (five years if granted to a shareholder owning 10% or more of the Company's outstanding stock). Options granted under the '93 Plan are not transferable and are subject to various other conditions and restrictions. Shares of canceled options are available for subsequent option grants under the '93 Plan.

The Committee also may grant options on terms and conditions inconsistent with those of the Internal Revenue Code applicable to incentive stock options. However, such grants will be identified as "non-statutory" stock options and are treated differently for tax purposes than incentive stock options.


OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted to the President of the Company during the fiscal year ended June 28, 1998.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table reflects certain information regarding stock options exercised by the President of the Company during the fiscal year ended June 28, 1998, and unexercised options held as of the end of that fiscal year:

                                                         NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED (2)
                                                         OPTIONS AT FISCAL                 IN-THE-MONEY OPTIONS AT
                    SHARES                               YEAR-END                          FISCAL YEAR-END
                    ACQUIRED       VALUE (1)             ---------------------------       ----------------------------
NAME                ON EXERCISE    REALIZED              EXERCISABLE   UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
Phillip R. Danford        0           $0                    8,115           625                 $0             $0

--------------------

     (1) Market value of underlying securities on date of exercise minus exercise price.
     (2) Market value of underlying securities at year end minus exercise price.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, is hereby amended to read as follows:

The following table provides information as of September 25, 1998 concerning the beneficial ownership of common stock of the Company by the only shareholders known to the Company to hold more than five percent (5%) of the common stock of the Company, and by all officers and directors of the Company as a group.
Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

NAME AND ADDRESS                                       EXERCISABLE         PERCENT        POSITION IN
OF BENEFICIAL OWNER                SHARES OWNED        STOCK OPTIONS,      OF CLASS       COMPANY
                                                       WARRANTS (1)
-------------------                ------------        -----------------   --------       -----------
L. E. "Dan" Danford, Jr.           574,796 (2)          404,475             43.5        Chairman,
c/o Premium Restaurant Company                                                            Director
5555 West 78th St.
Edina, MN 55439-2702

Phillip R. Danford                 158,674 (3)            1,875              8.6          President,
c/o Premium Restaurant Company                                                            Director
5555 West 78th St.
Edina, MN 55439-2702

Thomas A. Kelm                      87,650 (4)            3,225              4.8          Vice Chairman,
c/o North State Advisors                                                                  Director
43 Main Street, No E 8-500
Minneapolis, MN 55414

All officers and directors         828,120              417,339             55.0
as a group (4 persons)

--------------------------------------
   (1) Number of shares subject to stock options and warrants exercisable within 60 days of September 1, 1998.
   (2) Includes 2,125 shares held by Mr. L.E. Danford's wife to which Mr. Danford disclaims beneficial ownership.
   (3) Includes 2,125 shares held by Mr. P.R. Danford's wife to which Mr. Danford disclaims beneficial ownership. Also includes 42,900 shares held by a trust, over which Mr. Phillip Danford shares dispositive and voting power.
   (4) Includes 7,500 shares held by Kelm & Associates, Inc., which is wholly owned by Mr. Kelm.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, is hereby amended to read as follows:

On April 9, 1998, L.E. "Dan" Danford, Jr., the Chairman of the Board of Directors of the Company, purchased 400,000 Units of the Company within the context of a public offering of the same currently in progress. In addition, in order to finance certain working capital requirements, during the period of June 1997 through August 1997, the Company borrowed $400,000 from L.E. "Dan" Danford, Jr., pursuant to an unsecured 10.5% Promissory Note that is payable on December 31, 1998. The Company anticipates that it may be necessary for it to borrow additional funds from Mr. Danford when needed by the Company in the future. The Company believes that the terms of the transactions with Mr. Danford were no less favorable to the Company that those that would have been obtained from any unaffiliated third party for similar transactions. All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company that those that can be obtained from any unaffiliated third party. In addition, all future material affiliated transactions and loans will be approved by the Company's independent directors who do not have an interest in the transaction.


SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant causes this Amendment No. 1 on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized:

Dated:  October 25, 1998                Premium Restaurant Company

                                        By /s/ PHILLIP R. DANFORD
                                           -------------------------
                                        Phillip R. Danford,
                                        President and Director

In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities indicated on October 26, 1998.

          (Power of Attorney)

     Signature                          Title
     -----------------------------      -----------------------

     /s/ PHILLIP R. DANFORD             President, Director
         ------------------
     Phillip R. Danford

     *)  /s/ SCOTT P. MCGUIRE           Controller
             ----------------
     Scott P. McGuire

     *)  /s/ L.E. DAN DANFORD, JR.      Chairman of the Board, Director
             ---------------------
     L.E. "Dan" Danford, Jr.

     *)  /s/ THOMAS A. KELM             Director
             --------------
     Thomas A. Kelm

               *)  signed by Phillip R. Danford by Power of Attorney