Form 10QSB
period 1998-09-27
PREMIUM RESTAURANT CO
filed 1998-11-05
CIK 802517

                        U.S SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

(Mark one)
               X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 1,845,939 shares of Common Stock, $.01 par value per share, outstanding as of October 30, 1998.

                      PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                                        INDEX



PART I.             FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

          Consolidated Balance Sheets as of September 27, 1998
          and June 28, 1998.                                                    3

          Consolidated Statements of Operations for the thirteen weeks
          ended September 27, 1998 and September 28, 1997.                      4

          Consolidated Statements of Cash Flows for the thirteen weeks
          ended September 27, 1998 and September 28, 1997.                      5

          Consolidated Notes to Financial Statements                            6-7

     Item 2.   Management's Discussion and Analysis or Plan of Operation        8-12
               ---------------------------------------------------------

PART II.  OTHER INFORMATION                                                     13-18


PART I - FINANCIAL INFORMATION


                              PREMIUM RESTAURANT COMPANY
                             CONSOLIDATED BALANCE SHEETS





                                                                     SEPT. 27,       JUNE 28,
                                                                       1998            1998
                                                                   -------------  -------------
                                                                    (unaudited)

                                                  ASSETS
CURRENT ASSETS
   Cash                                                            $    437,923   $    885,087
   Receivables                                                           94,932         58,148
   Current portion of notes receivable                                   78,076         82,120
   Inventories                                                           56,080         82,294
   Prepaid expenses and other current assets                            164,385         22,186
   Assets held for sale                                                 185,718        469,251
                                                                   -------------  -------------
      Total current assets                                            1,017,114      1,599,086

PROPERTY AND EQUIPMENT
   Equipment                                                          2,149,790      2,149,782
   Leasehold improvements                                             1,858,682      1,858,690
   Automobiles                                                           15,060         15,060
                                                                   -------------  -------------
                                                                      4,023,532      4,023,532
   Less accumulated depreciation and amortization                    (2,110,159)    (1,978,381)
                                                                   -------------  -------------
      Net property and equipment                                      1,913,373      2,045,151

OTHER ASSETS
   Notes receivable, less current portion                               233,355        249,620
   Deferred financing costs                                              85,231         89,820
                                                                   -------------  -------------

                                                                   $  3,249,073   $  3,983,677
                                                                   -------------  -------------
                                                                   -------------  -------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long-term obligations
       Related party                                               $    400,000   $    400,000
       Other                                                            614,286        761,927
   Accounts payable                                                     932,057        718,435
   Accrued salaries and wages                                           150,922        197,779
   Other accrued liabilities                                            546,651        675,679
                                                                   -------------  -------------
      Total current liabilities                                       2,643,916      2,753,820

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                          699,288      1,047,647

OTHER LONG-TERM LIABILITIES                                             151,384        161,983

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value; authorized 10,000,000
      shares; no shares issued or outstanding                               -              -
   Common stock, $.01 par value; authorized 10,000,000
      shares; issued and outstanding 1,845,939 shares                    18,459         18,330
   Additional paid-in capital                                         5,532,075      5,518,651
   Accumulated deficit                                               (5,796,049)    (5,516,754)
                                                                   -------------  -------------
                                                                       (245,515)        20,227
                                                                   -------------  -------------

                                                                   $  3,249,073   $  3,983,677
                                                                   -------------  -------------
                                                                   -------------  -------------


The accompanying notes are an integral part of these statements.

                           PREMIUM RESTAURANT COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             FOR THE THIRTEEN WEEKS ENDED
                                                             ----------------------------
                                                             SEPT. 27,            SEPT. 28,
                                                               1998                 1997
                                                               ----                 ----
                                                            (unaudited)          (unaudited)

Sales
   Full-service restaurants                                 $ 1,228,055           $ 3,583,412
   Bagel bakeries                                               671,580               699,678
                                                           -------------         -------------

       Total sales                                            1,899,635             4,283,090

Cost of food and beverage                                       641,280             1,301,338
                                                           -------------         -------------

       Gross profit                                           1,258,355             2,981,752

Operating expenses (income)
   Labor and benefits                                           735,192             1,558,924
   Direct and occupancy                                         878,227             1,789,897
   General and administrative expenses                          268,999               379,886
   Gain on sale of restaurants                                  (51,204)             (486,255)
                                                           -------------         -------------
                                                              1,831,214             3,242,452
                                                           -------------         -------------

       Loss from operations                                     572,859               260,700

Other income (expense)
   Interest expense                                             (54,285)              (57,053)
   Investment income                                              8,396                   735
   Other, net                                                       294                 2,253
                                                           -------------         -------------
                                                                (45,595)              (54,065)
                                                           -------------         -------------

       Loss before income taxes and extraordinary items        (618,454)             (314,765)

Income taxes                                                      1,300                -
                                                           -------------         -------------

       Loss before extraordinary items                         (619,754)             (314,765)

Extraordinary gain from the early extinguishment of debt        340,248                -
                                                           -------------         -------------

       Net loss                                             $  (279,506)          $  (314,765)
                                                           -------------         -------------
                                                           -------------         -------------


Net loss per share-basic and diluted                             ($0.15)               ($0.42)
                                                           -------------         -------------
                                                           -------------         -------------

Weighted average number of shares
   outstanding during the period-basic and diluted            1,845,939               742,819
                                                           -------------         -------------
                                                           -------------         -------------

        The accompanying notes are an integral part of these statements.

                           PREMIUM RESTAURANT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THIRTEEN WEEKS ENDED
                                                                    ---------------------------
                                                                      SEPT. 27,     SEPT. 28,
                                                                        1998          1997
                                                                    ------------   ------------
                                                                     (unaudited)    (unaudited)
Operating activities:
   Net loss                                                          $ (279,506)    $ (314,765)
   Adjustment to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                     171,460        259,092
      Gain on sale of restaurants                                       (51,204)      (486,255)
      Extraordinary gain from the early extinguishment of debt         (340,248)         -
      Other                                                             (10,599)         -
      Changes in operating assets and liabilities
         net of the effects of the sale of restaurants
         Receivables                                                     10,586          2,272
         Inventories                                                     26,214         (9,021)
         Prepaid expenses and other current assets                     (142,199)         8,609
         Accounts payable                                               213,621       (352,652)
         Accrued salaries and wages                                     (46,857)       (59,270)
         Other accrued liabilities                                     (129,028)        47,902
                                                                    ------------   ------------

         Net cash used in operating activities                         (577,760)      (904,088)

Investing activities:
   Purchases of leasehold improvements and equipment                     (7,514)       (62,652)
   Proceeds from sale of restaurants                                    260,000        825,000
   Collections on notes receivable                                       20,309         -
                                                                    ------------   ------------

         Net cash provided by investing activities                      272,795        762,348

Financing activities:
   Proceeds from long-term obligations                                      -          451,390
   Payments on long-term obligations                                   (155,752)       (36,743)
   Proceeds from issuance of common stock, net                           13,553         -
                                                                    ------------   ------------

         Net cash provided by (used in) financing activities           (142,199)       414,647
                                                                    ------------   ------------

Net increase (decrease) in cash                                        (447,164)       272,907

Cash at beginning of period                                             885,087        454,157
                                                                    ------------   ------------

Cash at end of period                                                $  437,923     $  727,064
                                                                    ------------   ------------
                                                                    ------------   ------------


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                       $   57,922     $   14,101
      Income taxes                                                        1,300         -



           The accompanying notes are an integral part of these statements.

                      PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

   The unaudited consolidated balance sheet as of September 27, 1998 and the unaudited consolidated statements of operations and cash flows for the thirteen weeks ended September 27, 1998 and September 28, 1997 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at September 27, 1998 and the results of operations and cash flow activity for the periods ended September 27, 1998 and September 28, 1997 have been made. The consolidated balance sheet as of June 28, 1998 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of the full fiscal year.

NOTE B - GOING CONCERN

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the first quarter of fiscal 1999, the Company incurred a loss of $279,506 and as of September 27, 1998, the Company has a working capital deficit of $1,626,802. In addition to funding the working capital deficit, the Company is obligated to develop bagel bakeries pursuant to its development agreement with Bruegger's. These factors raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - NET LOSS PER SHARE

   The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share amounts are computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 32,985 and 57,940 shares of common stock with a weighted average exercise price of $2.73 and $2.55 were outstanding during the thirteen weeks ended September 27, 1998 and September 28, 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive. Warrants to purchase 1,103,120 shares of common stock with a weighted average exercise price of $1.875 were outstanding as of September 27, 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS

   During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was required to be adopted in the first quarter of 1999. SFAS No. 130 established standards for the reporting and display an amount representing comprehensive income and its components as part of the Company's basic financial statements. Comprehensive income includes certain non-owner changes in equity that currently are excluded from net income.
Because the Company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

   Additionally, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective June 29, 1998. SFAS No. 131 requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, however the statement does not need to be applied to interim financial statements in the initial year of application. Comparative information for the interim periods in the initial year of application will be reported in the Company's financial statements for the interim periods in fiscal 2000.

NOTE E - GAIN ON SALE OF RESTAURANTS

   During September 1998, the Company sold one of its full-service restaurants. The sale of this restaurant generated cash proceeds of $260,000. The gain recognized on the sale of this restaurant was $51,204. During fiscal 1998, this restaurant generated approximately $1,524,000 of sales, $114,000 of net losses and $15,000 of cash deficits from operations.

   During September 1997, the Company sold three of its full-service restaurants. The sale of these restaurants generated proceeds of approximately $975,000. The gain recognized on the sale of the three restaurants was $486,255. During fiscal 1997, these restaurants generated approximately $5,025,000 of sales, $205,000 of net earnings and $426,000 of cash flows from operations.

NOTE F - EXTRAORDINARY GAIN FROM THE EARLY EXTINGUISHMENT OF DEBT

   On July 13, 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. The long-lived assets at this location had been written-off in fiscal 1997. The remaining capital lease obligation of $340,248 has been recorded as an extraordinary gain from the early extinguishment of debt.

NOTE G - SUBSEQUENT EVENT

   In November 1998, the Company sold one of its remaining full-service restaurants. This restaurant is located in Edina, Minnesota. The sale of this restaurant will generate proceeds of approximately $650,000. The net book value of the leasehold improvements and equipment as of September 27, 1998 at this location was $185,718. During fiscal 1998 this restaurant generated approximately $1,951,000 of sales, $86,000 of net earnings and $161,000 of cash flows from operations. The Company remains contingently liable for future lease payments for this restaurant. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $517,000 as of September 27, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               RESULTS OF OPERATIONS

SALES

   Consolidated sales for the first quarter of fiscal 1999 decreased $2,383,455, or 55.6%, to $1,899,635 from the first quarter of fiscal 1998 sales of $4,283,090. The decrease in consolidated sales during the first quarter of fiscal 1999 was due to a decline in sales at the Company's full-service restaurants offset by an increase in sales at the Company's bagel bakeries.

   Full-service restaurant sales of $1,228,055 for the first quarter of fiscal 1999 decreased 65.7% from sales of $3,583,412 for the same period of fiscal 1998. This decrease in sales was primarily a function of the Company having three full-service restaurants open as of September 27, 1998, while having seven full-service restaurants open as of September 28, 1997. The Company sold two of its three remaining full-service restaurants in October 1998 and November 1998. In addition, this decrease in sales was due to the increased competition of national chain restaurants in the markets in which the Company's remaining Italian restaurants operate. The Company expects competition to intensify and, therefore, the Company's remaining restaurant will continue to face significant pressure to maintain sales levels.

   Bagel bakery sales of $671,580 for the first quarter of fiscal 1999 decreased 4% from bagel bakery sales of $699,678 for the same period in fiscal 1998. This decrease in sales was primarily a function of the Company having seven bagel bakeries open as of September 27, 1998, while having eight bagel bakeries open as of September 28, 1997. The Company closed one of its bagel bakeries in November 1997, and opened a new bagel bakery in October 1998. Additionally, the market in which the Company's bagel bakeries operate experienced a severe heat wave in the first two months of the first quarter of fiscal 1999, causing a decrease in customer traffic. The Company, while required by its development agreement to have nine stores open by October 1, 1998 and thirty stores open by July 1, 2002, is currently negotiating an extension with Bruegger's Corporation. The Company expects an extension will be granted in November 1998.

   Management intends to focus the Company's expansion resources entirely on the bagel bakery concept. The Company does not expect to open any more full-service restaurants in the future. Although the Company has not contracted to sell its remaining full-service restaurant, it will consider any offers it receives.

COST OF FOOD AND BEVERAGE

   Food and beverage cost was 33.8% of sales for the first quarter of fiscal 1999. These costs were up from the 30.3% of sales reported in the same quarter of fiscal 1998 due to the mix of the Company's business including a larger percentage of bagel bakery sales, which have a slightly higher cost of food and beverage associated with them. The Company does not expect the cost of food and beverage to increase significantly in the future. The Company expects to construct a commissary in the second or third quarter of fiscal 1999 to lower the food and beverage costs associated with its bagel bakeries and expects no change to the food and beverage costs at its remaining full-service restaurant.

LABOR AND BENEFITS

   Labor and benefits costs were 38.7% of sales for the first quarter of fiscal 1999, an increase from the 37.5% reported in the first quarter of fiscal 1998. This increase was primarily due to the Company's bagel bakeries not having a high enough sales level to support minimum labor requirements. As sales at the Company's bagel bakeries increase in the future, labor and benefits costs as a percent of sales will decrease.

DIRECT AND OCCUPANCY

   Direct and occupancy costs primarily include individual restaurant advertising, promotion, supplies, utilities, occupancy and depreciation expenses. These costs were 46.2% of sales in the first quarter of fiscal 1999, up from 41.8% of sales reported in the same quarter of fiscal 1998. This increase was primarily due to the fact that the Company was paying rent on four bagel bakery leases that were not yet constructed. The Company opened a new bagel bakery in October 1998. Bagel bakeries will not be constructed at the remaining three locations until financing can be acquired. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 4% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. The Company expects advertising and promotional expenses at its remaining full-service restaurant to approximate 3% for the remainder of fiscal 1999. Lastly, direct and occupancy costs at the Company's bagel bakery restaurants were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakeries increase in the future, these fixed costs will decrease as a percent of sales.

GENERAL AND ADMINISTRATIVE

   General and administrative costs decreased $110,887 to $268,999 in the first quarter of fiscal 1999 from $379,886 for the same quarter of fiscal 1998. This decrease in general and administrative costs was primarily a function of the Company having three full-service restaurants open as of September 27, 1998, while having seven full-service restaurants open as of September 28, 1997.
Also, the Company had more professional fees that were expensed during the first quarter of fiscal 1998 than the same quarter of fiscal 1999 pertaining to its attempts to acquire financing for its bagel bakery concept.

GAIN ON SALE OF RESTAURANT

   The Company sold one of its full-service restaurants in September 1998. This restaurant is located in Eden Prairie, Minnesota. The sale of this restaurant generated cash proceeds of $260,000 and an account receivable of $47,370, which was collected in October 1998. The gain recognized on the sale of the restaurant sold was $51,204. This restaurant was closed by the new owner and is being converted into a new restaurant concept. During fiscal 1998 this restaurant generated approximately $1,524,000 of sales, $114,000 of net losses and $15,000 of cash deficits from operations.

OTHER INCOME (EXPENSE), NET

   Other income (expense) decreased to a net expense of $45,595 for the first quarter of fiscal 1999, a decrease from a net expense of $54,065 reported in the same quarter of last year. This decrease in other income (expense) was primarily due to increased interest income from the Company carrying a note receivable as a result of the sale of some of the Company's full-service restaurants.

INCOME TAXES

   The Company's income tax expense for the first quarter of fiscal 1999 was $1,300. This was for state taxes paid during the first quarter of fiscal 1999. The Company did not have any taxes for the first quarter of fiscal 1998. There were no tax benefits recorded for the losses generated during the first quarters of fiscal 1999 and fiscal 1998.

   As of September 27, 1998, the Company has approximately $165,000 of alternative minimum tax credit carryforwards and $4,956,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

EXTRAORDINARY GAIN FROM THE EARLY EXTINGUISHMENT OF DEBT

   On July 13, 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. The remaining capital lease obligation of $340,248 has been recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been written-off in fiscal 1997. During fiscal 1998, this restaurant generated approximately $939,000 of sales and $61,000 of net losses and cash deficits from operations.

SEASONALITY

   The Company's highest sales from its Italian restaurants have historically occurred during the months of July through December. The Company's bagel bakeries' highest sales have occurred during the period from September through May.

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


                           LIQUIDITY AND CAPITAL RESOURCES

   At September 27, 1998, the Company had cash on hand of $437,923, which represents a decrease of $447,164 from the $885,087 in cash as of June 28, 1998. At September 27, 1998, the Company had a deficit in working capital of $1,626,802 compared to a deficit in working capital of $1,154,734 at June 28, 1998.

   Net cash used in operating activities was $577,760 for the first quarter of fiscal 1999. In the first quarter of fiscal 1999, the Company incurred a net loss of $279,506 which was net of a gain of $51,204 from the sale of one of the Company's full-service restaurants and an extraordinary gain from the early extinguishment of debt of $340,248 from the closure of one of the Company's full-service restaurants. These uses of cash were partially offset by non-cash depreciation and amortization expense of $171,460.

   Net cash provided by investing activities was $272,795 during the first quarter of fiscal 1999, which is the net of cash proceeds of $260,000 generated from the sale of one of the Company's full-service restaurants, $20,309 from collections on notes receivable, and $7,514 for the purchase of leasehold improvements and equipment.

   Net cash used in financing activities was $142,199 during the first quarter of fiscal 1999. The net cash used in financing activities is the net of $155,752 due under debt financing and net proceeds of $13,553 generated from the Company's unit offering.

   DFW Bagels, Inc. ("DFW Bagels"), a wholly-owned subsidiary of Premium Restaurant Company, has entered into an exclusive development agreement with Bruegger's Franchise Corporation ("Bruegger's"). The development agreement requires DFW Bagels to have nine stores open by October 1, 1998 and 30 stores open by July 1, 2002. As of October 30, 1998, DFW Bagels has eight bagel bakeries open. The Company, while required by its development agreement to have nine stores open by October 1, 1998 and thirty stores open by July 1, 2002, is currently negotiating an extension with Bruegger's Corporation. The Company expects an extension will be granted in November 1998. The Company believes each new site will require approximately $350,000 for capital expenditures, including pre-opening expenses and the initial franchise fee.

   The Company is working with the owners of Bruegger's to provide the Company with additional working capital and to increase sales at the Company's bagel bakeries. The owners of Bruegger's have agreed to waive the initial franchise fee and reduce franchise royalties for all Bruegger's Bagel Bakery restaurants through calendar 1998. The Company is currently negotiating with the owners of Bruegger's for an extension of the waiver of initial franchise fees and franchise royalties for its bagel bakeries.

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

   The Company sold one of its full-service restaurants in September 1998. This restaurant is located in Eden Prairie, Minnesota. The sale of this restaurant generated cash proceeds of $260,000 and an account receivable of $47,370, which was collected in October 1998. The gain recognized on the sale of the restaurant sold was $51,204. This restaurant was closed by the new owner and is being converted into a new restaurant concept. During fiscal 1998 this restaurant generated approximately $1,524,000 of sales, $114,000 of net losses and $15,000 of cash deficits from operations.

   On July 13, 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. The remaining capital lease obligation of $340,248 has been recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been written-off in fiscal 1997. During fiscal 1998, this restaurant generated approximately $939,000 of sales and $61,000 of net losses and cash deficits from operations.

   In November 1998, the Company sold one of its remaining full-service restaurants. This restaurant is located in Edina, Minnesota. The sale of this restaurant will generate proceeds of approximately $650,000. The net book value of the leasehold improvements and equipment as of September 27, 1998 at this location was $185,718. During fiscal 1998 this restaurant generated approximately $1,951,000 of sales, $86,000 of net earnings and $161,000 of cash flows from operations. The Company remains contingently liable for future lease payments for this restaurant. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $517,000 as of September 27, 1998.

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

   As of September 27, 1998, the Company has issued 1,103,120 Units, of which 400,000 were purchased by a director of the Company. None of the Warrants have been exercised as of September 27, 1998. Subsequent to September 27, 1998 and through October 30, 1998, the Company has not issued any additional Units.

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

   None.

Item 5.   Other Information

   None.

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits

       99.1 - Pro Forma Unaudited Condensed Consolidated Financial Statements of Premium Restaurant Company

   (b) Reports of Form 8-K

          None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PREMIUM RESTAURANT COMPANY AND SUBSIDIARY
                                     (REGISTRANT)


               /s/ Phillip R. Danford
               ----------------------
               Phillip R. Danford
               President

               /s/ Scott P. McGuire
               ----------------------
               Scott P. McGuire
               Controller

Dated November 5, 1998