Form 10QSB
period 1998-12-27
PREMIUM RESTAURANT CO
filed 1999-02-08
CIK 802517

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

  (Mark one)
     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          DECEMBER 27, 1998.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 1,850,189 shares of Common Stock, $.01 par value per share, outstanding as of February 1, 1999.

                     PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                                       INDEX

FINANCIAL INFORMATION

   Item 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 27, 1998
             and June 28, 1998.                                                   3

             Consolidated Statements of Operations for the thirteen and twenty-
             six weeks ended December 27, 1998 and December 28, 1997.             4

             Consolidated Statements of Cash Flows for the twenty-six weeks
             ended December 27, 1998 and December 28, 1997.                       5

             Consolidated Notes to Financial Statements                           6-7

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            8-13


PART II.     OTHER INFORMATION                                                   14-15

PART I - FINANCIAL INFORMATION

                           PREMIUM RESTAURANT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                            DEC. 27,                JUNE 28,
                                                                              1998                    1998
                                                                        ----------------       -----------------
                                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                                 $     472,378          $      885,087
     Receivables                                                                 22,415                  58,148
     Current portion of notes receivable                                         37,936                  82,120
     Inventories                                                                 47,267                  82,294
     Prepaid expenses and other current assets                                  182,407                  22,186
     Assets held for sale                                                        -                      469,251
                                                                        ----------------       -----------------
         Total current assets                                                   762,403               1,599,086

PROPERTY AND EQUIPMENT
     Equipment                                                                2,259,643               2,149,782
     Leasehold improvements                                                   2,020,546               1,858,690
     Automobiles                                                                 15,060                  15,060
                                                                        ----------------       -----------------
                                                                              4,295,249               4,023,532
     Less accumulated depreciation and amortization                          (2,255,413)             (1,978,381)
                                                                        ----------------       -----------------
         Net property and equipment                                           2,039,836               2,045,151

OTHER ASSETS
     Notes receivable, less current portion                                      92,731                 249,620
     Deferred financing costs                                                    80,443                  89,820
                                                                        ----------------       -----------------

                                                                          $   2,975,413          $    3,983,677
                                                                        ================       =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Current maturities of long-term obligations
         Related party                                                        $ 400,000               $ 400,000
         Other                                                                  538,366                 761,927
     Accounts payable                                                           865,221                 718,435
     Accrued salaries and wages                                                 158,891                 197,779
     Other accrued liabilities                                                  555,045                 675,679
                                                                        ----------------       -----------------
         Total current liabilities                                            2,517,523               2,753,820

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                  651,606               1,047,647

OTHER LONG-TERM LIABILITIES                                                     140,785                 161,983

SHAREHOLDERS' EQUITY(DEFICIT)
     Preferred stock, $.01 par value; authorized 10,000,000
        shares; no shares issued or outstanding                                  -                       -
     Common stock, $.01 par value; authorized 10,000,000
        shares; issued and outstanding 1,850,189                                 18,502                  18,330
     Additional paid-in capital                                               5,537,344               5,518,651
     Accumulated deficit                                                     (5,890,347)             (5,516,754)
                                                                        ----------------       -----------------
                                                                               (334,501)                 20,227
                                                                        ----------------       -----------------

                                                                            $ 2,975,413             $ 3,983,677
                                                                        ================       =================

   The accompanying notes are an integral part of these financial statements.

                           PREMIUM RESTAURANT COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE 13 WEEKS ENDED                 FOR THE 26 WEEKS ENDED
                                                         ------------------------------------    --------------------------------
                                                            DEC. 27,             DEC. 28,            DEC. 27,         DEC. 28,
                                                              1998                 1997                1998             1997
                                                         --------------     -----------------    ---------------    -------------
                                                          (unaudited)          (unaudited)         (unaudited)       (unaudited)
Sales
   Full-service restaurants                                  $ 728,522           $ 2,312,970        $ 1,956,577      $ 5,896,382
   Bagel bakeries                                              676,179               686,538          1,347,759        1,386,216
                                                         --------------     -----------------    ---------------    -------------

        Total sales                                          1,404,701             2,999,508          3,304,336        7,282,598

Cost of food and beverage                                      475,482               963,218          1,116,762        2,264,556
                                                         --------------     -----------------    ---------------    -------------

   Gross profit                                                929,219             2,036,290          2,187,574        5,018,042

Operating expenses (income)
   Labor and benefits                                          497,422             1,085,401          1,232,614        2,644,325
   Direct and occupancy                                        690,580             1,221,521          1,568,807        3,011,418
   General and administrative expenses                         262,524               291,385            531,523          671,271
   Gain on sale of restaurants                                (470,359)             (440,086)          (521,563)        (926,341)
   Loss from closure of bagel bakery                            -                     63,039             -                63,039
   Impairment of assets write-down                              -                     90,732             -                90,732
                                                         --------------     -----------------    ---------------    -------------
                                                               980,167             2,311,992          2,811,381        5,554,444

        Loss from operations                                   (50,948)             (275,702)          (623,807)        (536,402)

Other income (expense)
   Interest expense                                            (48,384)              (56,090)          (102,669)        (113,143)
   Investment income                                             6,472                 5,791             14,868            6,526
   Other, net                                                       23                 1,270                317            3,523
                                                         --------------     -----------------    ---------------    -------------
                                                               (41,889)              (49,029)           (87,484)        (103,094)
                                                         --------------     -----------------    ---------------    -------------

        Loss before income taxes and extraordinary items       (92,837)             (324,731)          (711,291)        (639,496)

Income taxes                                                     1,250                -                   2,550            -
                                                         --------------     -----------------    ---------------    -------------

        Loss before extraordinary items                        (94,087)             (324,731)          (713,841)        (639,496)

Extraordinary gain from the early extinguishment of debt        -                     -                 340,248            -
                                                         --------------     -----------------    ---------------    -------------

        Net loss                                             $ (94,087)           $ (324,731)        $ (373,593)      $ (639,496)
                                                         ==============     =================    ===============    =============

Earnings (loss) per share-basic and diluted
   Loss before extraordinary item                               ($0.05)               ($0.44)            ($0.38)          ($0.86)
   Extraordinary item                                           -                     -                    0.18            -
                                                         --------------     -----------------    ---------------    -------------
        Net loss                                                ($0.05)               ($0.44)            ($0.20)          ($0.86)
                                                         ==============     =================    ===============    =============

Weighted average number of shares
   outstanding during the period-basic and diluted           1,848,064               742,819          1,848,064          742,819
                                                         ==============     =================    ===============    =============

   The accompanying notes are an integral part of these financial statements.

                             PREMIUM RESTAURANT COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE TWENTY-SIX WEEKS ENDED
                                                                         ---------------------------------------------
                                                                            DEC. 27,                     DEC. 28,
                                                                              1998                         1997
                                                                         ----------------             ----------------
                                                                           (unaudited)                  (unaudited)
Operating activities:

     Net loss                                                                 $ (373,593)                  $ (639,496)
     Adjustment to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                           327,358                      455,392
         Impairment of assets write-down                                          -                            90,732
         Gain on sale of restaurants                                            (521,563)                    (926,341)
         Extraordinary gain from the early extinguishment of debt               (340,248)                      -
         Loss from closure of bagel bakery                                        -                            63,039
         Other                                                                   (21,198)                      -
         Changes in operating assets and liabilities
            net of the effects of the sale of restaurants
            Receivables                                                           35,733                        9,335
            Inventories                                                           35,027                      (22,517)
            Prepaid expenses and other current assets                           (160,221)                      (8,722)
            Accounts payable                                                     146,784                     (578,689)
            Accrued salaries and wages                                           (38,888)                     (56,600)
            Other accrued liabilities                                           (120,634)                     (57,891)
                                                                         ----------------             ----------------

            Net cash used in operating activities                             (1,031,443)                  (1,671,758)

Investing activities:
     Purchases of leasehold improvements and equipment                          (279,230)                     (76,131)
     Proceeds from sale of restaurants                                           957,370                    1,483,423
     Collections on notes receivable                                             201,073                        5,813
                                                                         ----------------             ----------------

            Net cash provided by investing activities                           879,213                    1,413,105

Financing activities:
     Proceeds from long-term obligations                                          -                           451,390
     Payments on long-term obligations                                          (279,354)                     (70,043)
     Proceeds from issuance of common stock, net                                  18,875                       -
                                                                         ----------------             ----------------

            Net cash provided by (used in) financing activities                 (260,479)                     381,347
                                                                         ----------------             ----------------

Net increase (decrease) in cash                                                 (412,709)                     122,694

Cash at beginning of period                                                      885,087                      454,157
                                                                         ----------------             ----------------

Cash at end of period                                                          $ 472,378                    $ 576,851
                                                                         ================             ================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                               $ 90,105                     $ 44,940
         Income taxes                                                              2,550                       -

      The accompanying notes are an integral part of these financial statements.

                     PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                     CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

     The unaudited consolidated balance sheet as of December 27, 1998 and the unaudited consolidated statements of operations and cash flows for the twenty-six weeks ended December 27, 1998 and December 28, 1997 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at December 27, 1998 and the results of operations and cash flow activity for the periods ended December 27, 1998 and December 28, 1997 have been made. The consolidated balance sheet as of June 28, 1998 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of results that may be expected for a full fiscal year or other interim periods.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the first twenty-six weeks of fiscal 1999, the Company incurred a loss of $373,593 and as of December 27, 1998, the Company has a working capital deficit of $1,755,118. In addition to funding the working capital deficit, the Company is obligated to develop bagel bakeries pursuant to its development agreement with Bruegger's. These factors raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

     The Company's basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Options to purchase 26,964 and 41,548 shares of common stock with a weighted average exercise price of $3.02 and $2.70 were outstanding during the thirteen weeks ended December 27, 1998 and December 28, 1997 and options to purchase 30,114 and 48,018 shares of common stock with a weighted average price of $2.86 and $2.63 were outstanding during the twenty-six weeks ended December 27, 1998 and December 28, 1997, but were excluded from the computation of common share equivalents because they were anti-dilutive. Warrants to purchase 1,107,370 shares of common stock with a weighted average exercise price of $1.875 were outstanding as of December 27, 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive.

 NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted in the first quarter of 1999. SFAS No. 130 established standards for the reporting and display of an amount representing comprehensive income and its components as part of the Company's basic financial statements. Comprehensive income includes certain non-owner changes in equity that currently are excluded from net income. Because the Company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

NOTE E - GAIN ON SALE OF RESTAURANTS

     During the twenty-six weeks ended December 27, 1998, the Company sold two of its full-service restaurants. The sale of these restaurants generated proceeds of approximately $957,000. The gain recognized on the sale of these restaurants was $521,563. During fiscal 1998, these restaurants generated approximately $3,475,000 of sales, $28,000 of net losses and $146,000 of cash flows from operations. The Company remains contingently liable for future lease payments for one of the restaurants sold. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $487,000 as of December 27, 1998.

     During the twenty-six weeks ended December 28, 1997, the Company sold five of its full-service restaurants. The sale of these restaurants generated cash proceeds of approximately $1,483,000 and notes receivable of approximately $344,000. The gain recognized on the sale of these restaurants was $926,341. During fiscal 1997, these restaurants generated approximately $8,270,000 of sales, $445,000 of net earnings and $799,000 of cash flows from operations.

NOTE F - EXTRAORDINARY GAIN FROM THE EARLY EXTINGUISHMENT OF DEBT

     In July 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. The long-lived assets at this location had been written-off in fiscal 1997. The remaining capital lease obligation of $340,248 has been recorded as an extraordinary gain from the early extinguishment of debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               RESULTS OF OPERATIONS

SALES

     Consolidated sales of $1,404,701 for the second quarter of fiscal 1999 decreased 53.2% from consolidated sales of $2,999,508 for the second quarter of fiscal 1998. Consolidated sales of $3,304,336 for the first twenty-six weeks of fiscal 1999 were also down 54.6% from consolidated sales of $7,282,598 reported during the first twenty-six weeks of fiscal 1998. The decrease in consolidated sales during the first twenty-six weeks of fiscal 1999 was due to a decline in sales at both the Company's full-service restaurants and bagel bakeries, as described below.

     Full-service restaurant sales of $728,522 for the second quarter of fiscal 1999 decreased 68.5% from sales of $2,312,970 for the same quarter of fiscal 1998. Full-service restaurant sales of $1,956,577 for the first twenty-six weeks of fiscal 1999 decreased 66.8% from sales of $5,896,382 for the same period of fiscal 1998. This decrease in sales was primarily a function of the Company having one full-service restaurant open as of December 27, 1998, while having five full-service restaurants open as of December 28, 1997. The Company sold one of its full-service restaurants in
October 1998 and one of its full-service restaurants in November 1998.   In
addition, this decrease in sales was due to the increased competition of national chain restaurants in the market in which the Company's remaining Italian restaurant operates. The Company expects competition to intensify and, therefore, the Company's remaining restaurant will continue to face significant pressure to maintain sales levels.

     Sales at the Company's bagel bakeries of $676,179 for the second quarter of fiscal 1999 decreased 1.5% from $686,538 of sales for the same quarter of fiscal 1998. Sales of $1,347,759 for the first twenty-six weeks of fiscal 1999 decreased 2.8% from bagel bakery sales of $1,386,216 for the same period of fiscal 1998. This decrease in sales was primarily a function of the Company closing its bagel bakeries at three o'clock in the afternoon during the second quarter of fiscal 1999 compared to a six o'clock closure for the same quarter of fiscal 1998. This change became effective in November 1998 and was instituted to reduce bakery overhead, as ninety percent of a bagel bakery's business is completed before 3:00 p.m. This decrease was slightly offset by the Company having eight bagel bakeries open as of December 27, 1998, while having seven bagel bakeries open as of December 28, 1997. The Company closed one of its bagel bakeries in November 1997, and opened a new bagel bakery in October 1998. The development agreement between Bruegger's and the Company requires the Company to have nine stores open by October 1, 1998 and 30 stores open by July 1, 2002. Bruegger's has notified the Company that it is in non-compliance of the development agreement pertaining to its development schedule. The Company does not plan to open any additional bagel bakeries until it achieves profitability at it current bakeries.

COST OF FOOD AND BEVERAGE

     Cost of food and beverage as a percentage of sales increased to 33.9% for the second quarter of fiscal 1999 from 32.1% for the same period in fiscal 1998, and increased to 33.8% for the first twenty-six weeks of fiscal 1999 from 31.1% for the same period of fiscal 1998. These costs were up due to the mix of the Company's business including a larger percentage of bagel bakery sales, which have a slightly higher cost of food and beverage associated with them. The Company does not expect the cost of food and beverage to increase significantly in the future. The Company expects to open a dough making facility during the third quarter of fiscal 1999 to lower the food and beverage costs associated with its bagel bakeries and expects no change to the food and beverage costs at its remaining full-service restaurant.

LABOR AND BENEFITS

     Labor and benefit costs as a percentage of sales decreased to 35.4% for the second quarter of fiscal 1999 from 36.2% for the same quarter of fiscal 1998, and increased to 37.3% for the first twenty-six weeks of fiscal 1999 compared to 36.3% during the same period of last year. This decrease for the second quarter of fiscal 1999, when compared to the same quarter of fiscal 1998, was primarily due to the reduction of management overhead resulting from the closure of the Company's bagel bakeries three hours earlier. This decrease was slightly offset by the Company's bagel bakeries not having a high enough sales level to support minimum labor requirements. As sales at the Company's bagel bakeries increase in the future, labor and benefits costs as a percent of sales will decrease.

DIRECT AND OCCUPANCY

     Direct and occupancy costs primarily include individual restaurant advertising, promotion, supplies, utilities, occupancy and depreciation expenses. These costs increased to 49.2% of sales for the second quarter of fiscal 1999 from 40.7% during the same period of fiscal 1998, and increased to 47.5% of sales for the first twenty-six weeks of fiscal 1999 compared to 41.4%
of sales during the same period of last year.   This increase was primarily due
to the fact that the Company is paying rent on three leases for bagel bakeries that have not yet been constructed. Bagel bakeries will not be constructed at the remaining three locations until profitability has been achieved at the current bagel bakeries. The Company is currently attempting to terminate these three leases. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 4% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. The Company expects advertising and promotional expenses at its remaining full-service restaurant to approximate 3% for the remainder of fiscal 1999. Lastly, direct and occupancy costs at the Company's bagel bakery restaurants were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakeries increase in the future, these fixed costs will decrease as a percent of sales.

GENERAL AND ADMINISTRATIVE

     General and administrative costs decreased $28,861 to $262,524 in the second quarter of fiscal 1999 from $291,385 for the same quarter of fiscal 1998, and decreased $139,748 to $531,523 for the first twenty-six weeks of fiscal 1999 from $671,271 for the same period of last year. This decrease in general and administrative costs was primarily a function of the Company having one full-service restaurants open as of December 27, 1998, while having five full-service restaurants open as of December 28, 1997. Also, the Company had more professional fees that were expensed during the second quarter of fiscal 1998 than the same quarter of fiscal 1999 pertaining to its attempts to acquire financing for its bagel bakery concept.

GAIN ON SALE OF RESTAURANTS

     The Company sold one of its full-service restaurants in November 1998. This restaurant is located in Edina, Minnesota. The sale of this restaurant
generated proceeds of approximately $650,000.   The gain recognized on the
sale of this restaurant was $470,359. During fiscal 1998, this restaurant generated approximately $1,951,000 of sales, $86,000 of net profits and $161,000 of cash flows from operations. The Company remains contingently liable for future lease payments for this restaurant. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $487,000 as of December 27, 1998.

     The Company sold one of its full-service restaurants in September 1998. This restaurant is located in Eden Prairie, Minnesota. The sale of this restaurant generated proceeds of approximately $307,000. The gain recognized on the sale of the restaurant sold was $51,204. This restaurant was closed by the new owner and is being converted into a new restaurant concept. During fiscal 1998 this restaurant generated approximately $1,524,000 of sales, $114,000 of net losses and $15,000 of cash deficits from operations.

OTHER INCOME (EXPENSE), NET

     Other income (expense) decreased to a net expense of $41,889 for the second quarter of fiscal 1999, down from a net expense of $49,029 reported in the same quarter of last year, and decreased to a net expense of $87,484 for the first twenty-six weeks of fiscal 1999 from a net expense of $103,094 during the same period of last year. This decrease in other income (expense) was primarily due to increased interest income from the Company carrying a note receivable as a result of the sale of some of the Company's full-service restaurants.

INCOME TAXES

     The Company's income tax expense for the thirteen and twenty-six weeks ended December 27, 1998 was $1,250 and $2,550. This was for state taxes paid during fiscal 1999. The Company did not have any taxes for the thirteen and twenty-six weeks ended December 28, 1997. There were no tax benefits recorded for the losses generated during the first thirteen and twenty-six weeks of fiscal 1999 and fiscal 1998.

     As of December 27, 1998, the Company has approximately $165,000 of alternative minimum tax credit carryforwards and $5,050,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

EXTRAORDINARY GAIN FROM THE EARLY EXTINGUISHMENT OF DEBT

     In the first quarter of fiscal 1999, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. The remaining capital lease obligation of $340,248 has been recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been written-off in fiscal 1997. During fiscal 1998, this restaurant generated approximately $939,000 of sales and $61,000 of net losses and cash deficits from operations.

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

                          LIQUIDITY AND CAPITAL RESOURCES

     At December 27, 1998, the Company had cash on hand of $472,378, which represents a decrease of $412,709 from the $885,087 in cash as of June 28, 1998. At December 27, 1998, the Company had a deficit in working capital of $1,755,118 compared to a deficit in working capital of $1,154,734 at June 28, 1998.

     Net cash used in operating activities was $1,031,443 for the first twenty-six weeks of fiscal 1999. During the first twenty-six weeks of fiscal 1999, the Company incurred a net loss of $373,593 which was net of a gain of $521,563 from the sale of two of the Company's full-service restaurants and an extraordinary gain from the early extinguishment of debt of $340,248 from the closure of one of the Company's full-service restaurants. These uses of cash were partially offset by non-cash depreciation and amortization expense of $327,358.

     Net cash provided by investing activities was $879,213 during the first twenty-six weeks of fiscal 1999, which is the net of cash proceeds of $957,370 generated from the sale of two of the Company's full-service restaurants, $201,073 from collections on notes receivable, and $279,230 for the purchase of leasehold improvements and equipment.

     Net cash used in financing activities was $260,479 during the first twenty-six weeks of fiscal 1999. The net cash used in financing activities is the net of $279,354 due under debt financing and net proceeds of $18,875 generated from the Company's unit offering.

     DFW Bagels, Inc. ("DFW Bagels"), a wholly-owned subsidiary of Premium Restaurant Company, has entered into an exclusive development agreement with Bruegger's Franchise Corporation ("Bruegger's"). The development agreement requires DFW Bagels to have nine stores open by October 1, 1998 and 30 stores open by July 1, 2002. As of February 1, 1999, DFW Bagels had eight bagel bakeries open. Bruegger's has notified DFW Bagels that it is in non-compliance of the development agreement pertaining to its development schedule. The Company does not plan to open any additional bagel bakeries until it achieves profitability at it current bakeries. The Company plans to open a dough making facility during the third quarter of fiscal 1999. It is believed this facility will reduce overhead costs and get the Company closer to profitability.

     The owners of Bruegger's waived the initial franchise fee and reduced franchise royalties for all Bruegger's Bagel Bakery restaurants through calendar 1998. Currently, the Company is still not paying its franchise royalties and does not plan to until it achieves profitability at its existing bagel bakeries. Bruegger's has notified DFW Bagels that it in non-compliance of the development agreement pertaining to the non-payment of franchise royalties.

     The Company believes that the profitability of any individual bagel bakery often depends to a high degree on the penetration of a particular market by the bagel bakery operator. The Company believes that individual bagel bakeries will generally become profitable only after the Company has opened a number of bagel bakeries sufficient to make the franchise name well-known in that market. The Company originally estimated that in the Dallas-Fort Worth area the minimal number of bagel bakeries needed for such penetration was between twelve and twenty. The Company currently has eight bagel bakeries open, and has no plans to open any additional bagel bakeries until it has achieved profitability at its existing bagel bakeries. Because of the Company's inability to acquire financing for the construction of additional bagel bakeries, it was forced to take alternative measures towards achieving profitability. In November 1998, the Company instituted a major cost cutting campaign that included, but was not limited to, the reduction of corporate overhead, the closure of its bakeries earlier in the evening and a reduction in individual bakery managers. As of February 1, 1999 the Company has seen a significant reduction in costs. The Company believes that these reductions coupled with the opening of the dough
making facility will bring the Company closer to profitability.   If the Company
is unable to achieve any or all of the above mentioned plans, it will have a material adverse effect on the Company.

     The Company sold one of its full-service restaurants in September 1998 and one of its full-service restaurants in November 1998. These restaurants are located in Eden Prairie and Edina, Minnesota. The sale of these restaurants generated proceeds of approximately $957,000. The gain recognized on the sale of the two restaurants sold was $521,563. During fiscal 1998 these restaurants generated approximately $3,475,000 of sales, $28,000 of net losses and $146,000 of cash flows from operations. The Company remains contingently liable for future lease payments for one of the restaurants sold. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $487,000 as of December 27, 1998.

     In July 1998, the Company entered into an agreement whereby it was released from its obligations under the capital lease at its Madison, Wisconsin, location and the Company ceased operating this restaurant. The remaining capital lease obligation of $340,248 has been recorded as an extraordinary gain from the early extinguishment of debt. The long-lived assets at this location had been written-off in fiscal 1997. During fiscal 1998, this restaurant generated approximately $939,000 of sales and $61,000 of net losses and cash deficits from operations.

     The Company filed a registration statement with the Securities and Exchange Commission for a unit offering of common stock and warrants with a minimum requirement of $600,000 (480,000 units) and a maximum of $2,500,000 (2,000,000 units) effective February 23, 1998. Each unit ("Unit") consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrant"). One Warrant entitles the holder to purchase, at any time until March 31, 2000, one share of common stock at a price of $1.875. On January 1, 1999, the Warrants became redeemable, in whole, by the Company at a redemption price of $.05 per Warrant on not less than 30 days written notice, provided that the market price of the common stock exceeds $3.50 per share (subject to adjustment) for any 20 consecutive trading days within 15 days prior to such notice. As of February 1, 1999, no Warrants had been redeemed by the Company.

     As of December 27, 1998, the Company has issued 1,107,370 Units, of which 400,000 were purchased by a director of the Company. None of the Warrants have been exercised as of December 27, 1998. Subsequent to December 27, 1998 and through February 1, 1999, the Company has not issued any additional Units.

     The Company plans to finance its working capital and capital resource needs with its current cash, proceeds from the sale of its remaining full-service restaurant and proceeds from its current and future debt and equity financing. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries.

     The Company has continued to recognize losses from its bagel bakeries and has funded those losses from cash flows generated from its full-service restaurants and proceeds generated from the sale of its full-service restaurants. The Company needs to acquire additional financing to continue to fund its operations of the bagel bakeries. There can be no assurance that the Company can raise additional funds. If the Company is unable to raise additional funds in a timely manner it will have a material adverse effect on the Company.

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

                             PREMIUM RESTAURANT COMPANY
                                    (Registrant)


                             /s/ Phillip R. Danford
                             ----------------------
                             Phillip R. Danford
                             President

                             /s/ Scott P. McGuire
                             --------------------
                             Scott P. McGuire
                             Vice President of Finance

Dated February 8, 1999