Form 10QSB
period 1999-03-28
PREMIUM RESTAURANT CO
filed 1999-05-11
CIK 802517

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   (Mark one)
       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                MARCH 28, 1999.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

The Company had 1,850,189 shares of Common Stock, $.01 par value per share, outstanding as of May 3, 1999.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY

                                      INDEX

PART I.        FINANCIAL INFORMATION

  Item 1.      FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 28, 1999 and
               June 28, 1998.                                                  3

               Consolidated Statements of Operations for the thirteen
               and thirty-nine weeks ended March 28, 1999 and
               March 29, 1998.                                                 4

               Consolidated Statements of Cash Flows for the thirty-nine
               weeks ended March 28, 1999 and March 29, 1998.                  5

               Consolidated Notes to Financial Statements                    6-7

  Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    8-13


PART II.       OTHER INFORMATION                                           14-15

                           PREMIUM RESTAURANT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 28,              JUNE 28,
                                                                             1999                   1998
                                                                       ----------------       ----------------
                                                                         (unaudited)
                                                   ASSETS
CURRENT ASSETS
     Cash                                                                $     542,243          $     885,087
     Receivables                                                                46,942                 58,148
     Current portion of notes receivable                                        31,610                 82,120
     Inventories                                                                48,440                 82,294
     Prepaid expenses and other current assets                                 149,541                 22,186
     Assets held for sale                                                       -                     469,251
                                                                       ----------------       ----------------
         Total current assets                                                  818,776              1,599,086

PROPERTY AND EQUIPMENT
     Equipment                                                               1,833,914              2,149,782
     Leasehold improvements                                                  1,703,043              1,858,690
     Automobiles                                                                15,060                 15,060
                                                                       ----------------       ----------------
                                                                             3,552,017              4,023,532
     Less accumulated depreciation and amortization                         (1,499,625)            (1,978,381)
                                                                       ----------------       ----------------
         Net property and equipment                                          2,052,392              2,045,151

OTHER ASSETS
     Notes receivable, less current portion                                     88,334                249,620
     Deferred financing costs                                                   75,017                 89,820
                                                                       ----------------       ----------------

                                                                         $   3,034,519          $   3,983,677
                                                                       ----------------       ----------------
                                                                       ----------------       ----------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Current maturities of long-term obligations
         Related party                                                   $     400,000          $     400,000
         Other                                                                 538,366                761,927
     Accounts payable                                                          872,993                718,435
     Accrued salaries and wages                                                 99,949                197,779
     Other accrued liabilities                                                 586,986                675,679
                                                                       ----------------       ----------------
         Total current liabilities                                           2,498,294              2,753,820

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                 761,853              1,047,647

OTHER LONG-TERM LIABILITIES                                                    130,186                161,983

SHAREHOLDERS' EQUITY(DEFICIT)
     Preferred stock, $.01 par value; authorized 10,000,000
        shares; no shares issued or outstanding                                 -                      -
     Common stock, $.01 par value; authorized 10,000,000
        shares; issued and outstanding 1,850,189                                18,502                 18,330
     Additional paid-in capital                                              5,537,344              5,518,651
     Accumulated deficit                                                    (5,911,660)            (5,516,754)
                                                                       ----------------       ----------------
                                                                              (355,814)                20,227
                                                                       ----------------       ----------------

                                                                         $   3,034,519          $   3,983,677
                                                                       ----------------       ----------------
                                                                       ----------------       ----------------

   The accompanying notes are an integral part of these financial statements.

                           PREMIUM RESTAURANT COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE 13 WEEKS ENDED                FOR THE 39 WEEKS ENDED
                                                          ----------------------------------    ---------------------------------
                                                             MARCH 28,         MARCH 29,           MARCH 28,         MARCH 29,
                                                               1999              1998                 1999             1998
                                                          ----------------  ----------------    ---------------  ----------------
                                                            (unaudited)       (unaudited)         (unaudited)      (unaudited)
Sales
    Full-service restaurants                                $     434,796     $   1,985,801       $  2,391,373     $   7,882,183
    Bagel bakeries                                                687,349           697,858          2,035,108         2,084,074
                                                          ----------------  ----------------    ---------------  ----------------

        Total sales                                             1,122,145         2,683,659          4,426,481         9,966,257

Cost of food and beverage                                         369,579           868,973          1,486,341         3,133,529
                                                          ----------------  ----------------    ---------------  ----------------

    Gross profit                                                  752,566         1,814,686          2,940,140         6,832,728

Operating expenses (income)
    Labor and benefits                                            404,288           976,233          1,636,902         3,620,558
    Direct and occupancy                                          632,545         1,019,607          2,201,352         4,031,025
    General and administrative expenses                            83,079           284,640            614,602           955,911
    Gain on sale of restaurants                                  (394,932)           -                (916,495)         (926,341)
    Loss from closure of bagel bakery                              -                 -                  -                 63,039
    Impairment of assets write-down                                -                 -                  -                 90,732
                                                          ----------------  ----------------    ---------------  ----------------
                                                                  724,980         2,280,480          3,536,361         7,834,924

        Income (Loss) from operations                              27,586          (465,794)          (596,221)       (1,002,196)


Other income (expense)
    Interest expense                                              (49,859)          (59,606)          (152,528)         (172,749)
    Investment income                                               2,247             8,774             17,115            15,300
    Other, net                                                        (37)            1,099                280             4,622
                                                          ----------------  ----------------    ---------------  ----------------
                                                                  (47,649)          (49,733)          (135,133)         (152,827)
                                                          ----------------  ----------------    ---------------  ----------------

        Loss before income taxes and extraordinary items          (20,063)         (515,527)          (731,354)       (1,155,023)

Income taxes                                                        1,250             5,000              3,800             5,000
                                                          ----------------  ----------------    ---------------  ----------------

        Loss before extraordinary items                           (21,313)         (520,527)          (735,154)       (1,160,023)

Extraordinary gain from the early extinguishment of debt           -                 -                 340,248            -
                                                          ----------------  ----------------    ---------------  ----------------

        Net loss                                            $     (21,313)    $    (520,527)      $   (394,906)    $  (1,160,023)
                                                          ----------------  ----------------    ---------------  ----------------
                                                          ----------------  ----------------    ---------------  ----------------

Earnings (loss) per share-basic and diluted
    Loss before extraordinary item                          $       (0.01)    $       (0.70)      $      (0.39)    $       (1.56)
    Extraordinary item                                             -                 -                    0.18            -
                                                          ----------------  ----------------    ---------------  ----------------
        Net loss                                            $       (0.01)    $       (0.70)      $      (0.21)    $       (1.56)
                                                          ----------------  ----------------    ---------------  ----------------
                                                          ----------------  ----------------    ---------------  ----------------

Weighted average number of shares
    outstanding during the period-basic and diluted             1,850,189           742,819          1,848,772           742,819
                                                          ----------------  ----------------    ---------------  ----------------
                                                          ----------------  ----------------    ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                           PREMIUM RESTAURANT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE THIRTY-NINE WEEKS ENDED
                                                                         --------------------------------------------
                                                                             MARCH 28,                   MARCH 29,
                                                                               1999                        1998
                                                                         ----------------            ----------------
                                                                           (unaudited)                 (unaudited)
Operating activities:
     Net loss                                                              $    (394,906)              $  (1,160,023)
     Adjustment to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                           477,918                     620,643
         Impairment of assets write-down                                          -                           90,732
         Gain on sale of restaurants                                            (916,495)                   (926,341)
         Extraordinary gain from the early extinguishment of debt               (340,248)                      -
         Loss from closure of bagel bakery                                         -                          63,039
         Other                                                                   (31,797)                      -
         Changes in operating assets and liabilities
           net of the effects of the sale of restaurants
            Receivables                                                           11,206                      15,233
            Inventories                                                           33,854                     (23,069)
            Prepaid expenses and other current assets                           (126,617)                    (64,069)
            Accounts payable                                                     154,558                    (378,267)
            Accrued salaries and wages                                           (97,830)                   (148,607)
            Other accrued liabilities                                            (88,693)                   (107,312)
                                                                         ----------------            ----------------

            Net cash used in operating activities                             (1,319,050)                 (2,018,041)

Investing activities:
     Purchases of leasehold improvements and equipment                          (294,184)                    (80,003)
     Proceeds from sale of restaurants                                         1,357,370                   1,483,423
     Collections on notes receivable                                             211,796                      21,788
                                                                         ----------------            ----------------

            Net cash provided by  investing activities                         1,274,982                   1,425,208

Financing activities:
     Proceeds from long-term obligations                                          -                          829,350
     Payments on long-term obligations                                          (317,651)                   (348,259)
     Proceeds from issuance of common stock, net                                  18,875                      -
                                                                         ----------------            ----------------

            Net cash provided by (used in) financing activities                 (298,776)                    481,091
                                                                         ----------------            ----------------

Net increase (decrease) in cash                                                 (342,844)                   (111,742)

Cash at beginning of period                                                      885,087                     454,157
                                                                         ----------------            ----------------

Cash at end of period                                                      $     542,243               $     342,415
                                                                         ----------------            ----------------
                                                                         ----------------            ----------------


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                          $     117,564               $      63,876
         Income taxes                                                              3,800                       5,000


   The accompanying notes are an integral part of these financial statements.

                    PREMIUM RESTAURANT COMPANY AND SUBSIDIARY
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

         The unaudited consolidated balance sheet as of March 28, 1999 and the unaudited consolidated statements of operations and cash flows for the thirty-nine weeks ended March 28, 1999 and March 29, 1998 have been prepared by the Company. In the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position at March 28, 1999 and the results of operations and cash flow activity for the periods ended March 28, 1999 and March 29, 1998 have been made. The consolidated balance sheet as of June 28, 1998 has been taken from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of results that may be expected for a full fiscal year or other interim periods.

NOTE B - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the first thirty-nine weeks of fiscal 1999, the Company incurred a loss of $394,906 and as of March 28, 1999, the Company has a working capital deficit of $1,679,518. In addition to funding the working capital deficit, the Company is obligated to develop bagel bakeries pursuant to its development agreement with Bruegger's. As of March 28, 1999, the Company was not in compliance with the development agreement. These factors raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED

         The Company's basic net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Options to purchase 22,454 and 34,403 shares of common stock with a weighted average exercise price of $3.20 and $2.74 were outstanding during the thirteen weeks ended March 28, 1999 and March 29, 1998 and options to purchase 27,964 and 43,545 shares of common stock with a weighted average price of $2.93 and $2.66 were outstanding during the thirty-nine weeks ended March 28, 1999 and March 29, 1998, but were excluded from the computation of common share equivalents because they were anti-dilutive. Warrants to purchase 1,107,370 shares of common stock with a weighted average exercise price of $1.875 were outstanding as of March 28, 1999, but were excluded from the computation of common share equivalents because they were anti-dilutive.

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


NOTE E - GAIN ON SALE OF RESTAURANTS

         During the thirty-nine weeks ended March 28, 1999, the Company sold three of its full-service restaurants. These restaurants are located in Eden Prairie, Edina and St. Paul, Minnesota. The sale of these restaurants generated proceeds of approximately $1,357,000. The gain recognized on the sale of these restaurants was $916,495. During fiscal 1998, these restaurants generated approximately $5,540,000 of sales, $118,000 of net earnings and $292,000 of cash flows from operations. The Company remains contingently liable for future lease payments for one of the restaurants sold. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $457,000 as of March 28, 1999.

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

NOTE G - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         In March 1999, the Company opened a dough making facility for its bagel bakery operation. The equipment and leasehold cost of this facility was $157,156, and was funded by the Company's construction vendor. The construction vendor has a secured interest in the equipment at this facility. The Company is attempting to acquire debt funding for this facility, and any funds raised will be paid to the construction vendor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              RESULTS OF OPERATIONS

SALES

         Consolidated sales of $1,122,145 for the third quarter of fiscal 1999 decreased $1,561,514, or 58.2%, from consolidated sales of $2,683,659 for the third quarter of fiscal 1998. Consolidated sales of $4,426,481 for the first thirty-nine weeks of fiscal 1999 decreased $5,539,776, or 55.6%, from consolidated sales of $9,966,257 reported during the first thirty-nine weeks of fiscal 1998. The decrease in consolidated sales during the first thirty-nine weeks of fiscal 1999 was due to a decline in sales at both the Company's full-service restaurants and bagel bakeries, as described below.

         Full-service restaurant sales of $434,796 for the third quarter of fiscal 1999 decreased 78.1% from sales of $1,985,801 for the same quarter of fiscal 1998. Full-service restaurant sales of $2,391,373 for the first thirty-nine weeks of fiscal 1999 decreased 69.7% from sales of $7,882,183 for the same period of fiscal 1998. This decrease in sales was primarily a function of the Company having no full-service restaurants open as of March 28, 1999, while having five full-service restaurants open as of March 29, 1998. The Company sold one of its full-service restaurants in October 1998, one of its full-service restaurants in November 1998 and its last full-service restaurant in March 1999.

         Sales at the Company's bagel bakeries of $687,349 for the third quarter of fiscal 1999 decreased 1.5%, from bagel bakery sales of $697,858 for the same quarter of fiscal 1998. Sales of $2,035,108 for the first thirty-nine weeks of fiscal 1999 decreased 2.3% from bagel bakery sales of $2,084,074 for the same period of fiscal 1998. This decrease in sales was primarily a function of the Company closing its bagel bakeries at three o'clock in the afternoon during the third quarter of fiscal 1999 compared to a six o'clock closure for the same quarter of fiscal 1998. This change became effective in November 1998 and was instituted to reduce bakery overhead, as ninety percent of a bagel bakery's business is completed before 3:00 p.m. This decrease was slightly offset by the Company having eight bagel bakeries open as of March 28, 1999, while having seven bagel bakeries open as of March 29, 1998. The Company closed one of its bagel bakeries in November 1997, and opened a new bagel bakery in October 1998. The development agreement between Bruegger's and the Company required the Company to have nine stores open by October 1, 1998 and requires the Company to have 30 stores open by July 1, 2002. Bruegger's has notified the Company that it is in non-compliance with the development agreement pertaining to its development schedule. The Company does not plan to open any additional bagel bakeries until it achieves profitability at it's current bakeries.

COST OF FOOD AND BEVERAGE

         Cost of food and beverage as a percentage of sales increased to 32.9% for the third quarter of fiscal 1999 from 32.4% for the same period in fiscal 1998, and increased to 33.6% for the first thirty-nine weeks of fiscal 1999 from 31.4% for the same period of fiscal 1998. These costs were up due to the mix of the Company's business including a larger percentage of bagel bakery sales, which have a slightly higher cost of food and beverage associated with them. The Company opened a dough making facility in March 1999, which has significantly lowered the food and beverage costs associated with its bagel bakeries and expects further reductions in the future as it becomes more familiar with the new facility.

LABOR AND BENEFITS

         Labor and benefit costs as a percentage of sales decreased to 36.0% for the third quarter of fiscal 1999 from 36.4% for the same quarter of fiscal 1998, and increased to 37.0% for the first thirty-nine weeks of fiscal 1999 compared to 36.3% during the same period of last year. This decrease for the third quarter of fiscal 1999, when compared to the same quarter of fiscal 1998, was primarily due to the reduction of management labor resulting from the closure of the Company's bagel bakeries three hours earlier. This decrease was slightly offset by the Company's bagel bakeries not having a high enough sales level to support minimum labor requirements. As sales at the Company's bagel bakeries increase in the future, labor and benefits costs as a percent of sales are expected to decrease.

DIRECT AND OCCUPANCY

         Direct and occupancy costs increased to 56.4% of sales for the third quarter of fiscal 1999, up from 38.0% of sales during the same period of fiscal 1998, and increased to 49.7% of sales for the first thirty-nine weeks of fiscal 1999 compared to 40.4% of sales during the same period of last year. This increase was primarily due to the fact that the Company is paying rent on three leases for bagel bakeries that have not yet been constructed. Bagel bakeries will not be constructed at the remaining three locations until profitability has been achieved at the current bagel bakeries. The Company is currently attempting to terminate these three leases. The Company is obligated by its development agreement with Bruegger's to spend a minimum of 4% of sales on advertising and, following its current practice, expects to spend between 4% and 5% of bakery sales in the near future. Lastly, direct and occupancy costs at the Company's bagel bakery restaurants were affected by fixed costs such as rent and depreciation being spread across a lower sales base than at its full-service restaurants. As sales at the Company's bagel bakeries increase in the future, these fixed costs will decrease as a percent of sales.

GENERAL AND ADMINISTRATIVE

         General and administrative costs decreased $201,561 to $83,079 in the third quarter of fiscal 1999 from $284,640 for the same quarter of fiscal 1998, and decreased $341,309 to $614,602 for the first thirty-nine weeks of fiscal 1999 from $955,911 for the same period of last year. This decrease in general and administrative costs was primarily a function of the Company instituting major corporate overhead cuts in December 1998. This includes the resignation of the President of the Company, Phil Danford, on April 1, 1999. The Company believes that the current corporate staff will be adequate to cover significant future growth.

GAIN ON SALE OF RESTAURANTS

         During the thirty-nine weeks ended March 28, 1999, the Company sold three of its full-service restaurants. These restaurants are located in Eden Prairie, Edina and St. Paul, Minnesota. The sale of these restaurants generated proceeds of approximately $1,357,000. The gain recognized on the sale of these restaurants was $916,495. During fiscal 1998, these restaurants generated approximately $5,540,000 of sales, $118,000 of net earnings and $292,000 of cash flows from operations. The Company remains contingently liable for future lease payments for one of the restaurants sold. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $457,000 as of March 28, 1999.

OTHER INCOME (EXPENSE)

         Other income (expense) decreased to a net expense of $47,649 for the third quarter of fiscal 1999, down from a net expense of $49,733 reported in the same quarter of last year, and decreased to a net expense of $135,133 for the first thirty-nine weeks of fiscal 1999 down from a net expense of $152,827 during the same period of last year.

INCOME TAXES

         The Company's income tax expense for the thirteen and thirty-nine weeks ended March 28, 1999 was $1,250 and $3,800. This was for state taxes paid during fiscal 1999. The Company's income tax expense for the thirteen and thirty-nine weeks ended March 29, 1998 was $5,000. This was for state taxes paid during fiscal 1998. There were no tax benefits recorded for the losses generated during the first thirteen and thirty-nine weeks of fiscal 1999 and fiscal 1998.

         As of March 28, 1999, the Company has approximately $165,000 of alternative minimum tax credit carryforwards and $5,072,000 in net operating loss carryforwards. These tax carryforwards may only be utilized against future earnings and there is no assurance that the Company will realize these benefits. The utilization of these carryforwards may be limited if there are significant changes in the ownership of the Company.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 28, 1999 the Company had cash on hand of $542,243, which represents an decrease of $343,844 from the $885,087 in cash on hand reported as of June 28, 1998. At March 28, 1999 the Company had a deficit in working capital of $1,679,518 compared to a deficit in working capital of $1,154,734 at June 28, 1998.

         Net cash used in operating activities was $1,319,050 for the first thirty-nine weeks of fiscal 1999. During the first thirty-nine weeks of fiscal 1999, the Company incurred a net loss of $394,906 which was net of a gain of $916,495 pertaining to the sale of three of the Company's full-service restaurants and an extraordinary gain from the early extinguishment of debt of $340,248 from the closure of one of the Company's full-service restaurants. These uses of cash were partially offset by non-cash depreciation and amortization expense of $477,918.

         Net cash provided by investing activities was $1,274,982 during the first thirty-nine weeks of fiscal 1999, which is the net of cash proceeds of $1,357,370 generated from the sale of three of the Company's full-service restaurants, $211,796 from collections on notes receivable, and $294,184 for the purchase of leasehold improvements and equipment.

         Net cash used in financing activities was $298,776 during the first thirty-nine weeks of fiscal 1999. The net cash used in financing activities is the net of $317,651 due under debt financing and net proceeds of $18,875 generated from the Company's unit offering.

         DFW Bagels, Inc. ("DFW Bagels"), a wholly-owned subsidiary of Premium Restaurant Company, has entered into an exclusive development agreement with Bruegger's Franchise Corporation ("Bruegger's"). The development agreement required DFW Bagels to have nine stores open by October 1, 1998 and requires it to have 30 stores open by July 1, 2002. As of May 3, 1999, DFW Bagels had eight bagel bakeries and a dough making facility open. Bruegger's has notified DFW Bagels that it is in non-compliance with the development agreement pertaining to its development schedule. The Company does not plan to open any additional bagel bakeries until it achieves profitability at it current bakeries. The Company opened a dough making facility in March 1999, which has significantly lowered the food and beverage costs associated with its bagel bakeries, and the Company expects further reductions in the future.

         The owners of Bruegger's waived the initial franchise fee and reduced franchise royalties for all Bruegger's Bagel Bakery restaurants through calendar 1998. Currently, the Company is still not paying its franchise royalties and does not plan to until it achieves profitability at its existing bagel bakeries. Bruegger's has notified DFW Bagels that it is in non-compliance with the development agreement pertaining to the payment of franchise royalties.

         The Company believes that the profitability of any individual bagel bakery often depends to a high degree on the penetration of a particular market by the bagel bakery operator. The Company believes that individual bagel bakeries will generally become profitable only after the Company has opened a number of bagel bakeries sufficient to make the franchise name well-known in that market. The Company originally estimated that in the Dallas-Fort Worth area the minimal number of bagel bakeries needed for such penetration was between twelve and twenty. The Company currently has eight bagel bakeries open, and has no plans to open any additional bagel bakeries until it has achieved profitability at its existing bagel bakeries. Because of the Company's inability to acquire financing for the construction of additional bagel bakeries, it was forced to take alternative measures towards achieving profitability. In November 1998, the Company instituted a major cost cutting campaign that included, but was not limited to, the reduction of corporate overhead, the closure of its bakeries earlier in the evening, the reduction in individual bakery managers and the opening of a dough making facility. As of May 3, 1999 the Company has seen a significant reduction in its food and beverage costs. The Company believes that these reductions coupled with the opening of the dough making facility will bring the Company closer to profitability. If the Company is unable to achieve any or all of the above mentioned plans, it will have a material adverse effect on the Company.

         The Company sold one of its full-service restaurants in September 1998, one of its full-service restaurants in November 1998 and one of its full-service restaurants in March 1999. These restaurants are located in Eden Prairie, Edina and St. Paul, Minnesota. The sale of these restaurants generated proceeds of approximately $1,357,000. The gain recognized on the sale of these restaurants was $916,495. During fiscal 1998, these restaurants generated approximately $5,540,000 of sales, $118,000 of net earnings and $292,000 of cash flows from operations. The Company remains contingently liable for future lease payments for one of the restaurants sold. The lease has a termination date through January 2003. The aggregate amount of the contingent lease payments was approximately $457,000 as of March 28, 1999.

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

         The Company filed a registration statement with the Securities and Exchange Commission for a unit offering of common stock and warrants with a minimum requirement of $600,000 (480,000 units) and a maximum of $2,500,000 (2,000,000 units) effective February 23, 1998. Each unit ("Unit") consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrant"). One Warrant entitles the holder to purchase, at any time until March 31, 2000, one share of common stock at a price of $1.875. On January 1, 1999, the Warrants became redeemable, in whole, by the Company at a redemption price of $.05 per Warrant on not less than 30 days written notice, provided that the market price of the common stock exceeds $3.50 per share (subject to adjustment) for any 20 consecutive trading days within 15 days prior to such notice. As of May 3, 1999, no Warrants had been redeemed by the Company.

         As of March 28, 1999, the Company has issued 1,107,370 Units, of which 400,000 were purchased by a director of the Company. None of the Warrants have been exercised as of March 28, 1999. Subsequent to March 28, 1999 and through May 3, 1999, the Company has not issued any additional Units.

         The Company plans to finance its working capital and capital resource needs with its current cash and proceeds from its current and future debt and equity financing. The Company has and is continuing to explore several alternatives for lease financing and equipment financing for its bagel bakeries.

         The Company has continued to recognize losses from its bagel bakeries and has funded those losses from cash flows generated from its full-service restaurants and proceeds generated from the sale of its full-service restaurants. As of March 28, 1999, the Company has no remaining full-service restaurants. The Company needs to acquire additional financing to continue to fund its operations of the bagel bakeries. There can be no assurance that the Company can raise additional funds. If the Company is unable to raise additional funds in a timely manner it will have a material adverse effect on the Company.

The Company does not expect Year 2000 computer issues to significantly affect its operations. The Company is reviewing internally developed programs for compliance and is contacting external software vendors and other suppliers regarding compliance. The Company has determined the costs associated with the conversion to be approximately $30,000.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On April 1, 1999, Phillip Danford resigned as President of Premium Restaurant Company. Jack Lowry was elected as interim President of Premium Restaurant Company for which he has been working as a consultant for the past six months. Mr. Danford will remain as a member of the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports of Form 8-K

                  The Company filed a report on Form 8-K on March 18, 1999 in connection with the sale of its remaining full-service restaurant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PREMIUM RESTAURANT COMPANY
                                --------------------------
                                       (Registrant)


                                /s/ Scott P. McGuire
                                --------------------
                                Scott P. McGuire
                                Vice President of Finance (authorized signatory)

Dated  May 11, 1999